Form 10-Q
period 1996-06-30
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1996-08-14
CIK 1012690

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q


(MARK ONE)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                          IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.   YES  X   NO
                            ---     ---

ON AUGUST 13, 1996, REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

          ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                  PAGE
                                                                                 ----
          Item 1.   Consolidated Financial Statements:

                    Balance Sheets as of December 31, 1995
                      and June 30, 1996 (Unaudited)..............................   1

                    Statements of Income for the three months and six months
                      ended June 30, 1995 and 1996 (Unaudited)...................   2

                    Statements of Cash Flows for the six months
                      ended June 30, 1995 and 1996 (Unaudited) ..................   3

                    Condensed Notes to Financial Statements (Unaudited)..........   5

          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations...........  14


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings............................................  23

          Item 6.   Exhibits and Reports on Form 8-K.............................  24

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                  ASSETS

                                                                                     DECEMBER 31,   JUNE 30,
                                                                                         1995        1996
                                                                                     ------------  ---------
                                                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.......................................................... $  13,949     $ 74,501
  Marketable investment securities...................................................       210       44,991
  Trade accounts receivable, net.....................................................     9,115       18,449
  Advances to affiliates.............................................................     1,320       34,428
  Inventories, net...................................................................    38,769       48,386
  Income tax receivable..............................................................     3,870        7,446
  Deferred tax assets................................................................     1,834        1,789
  Other current assets...............................................................    12,791       16,326
                                                                                      ---------     --------
      Total current assets...........................................................    81,858      246,316
RESTRICTED CASH AND MARKETABLE SECURITIES:
  1994 Notes escrow..................................................................    73,291       22,928
  1996 Notes escrow..................................................................        --      160,389
  Other..............................................................................    26,400       36,200
PROPERTY AND EQUIPMENT, net..........................................................   333,199      390,358
OTHER NONCURRENT ASSETS..............................................................    44,547       71,999
                                                                                      ---------     --------
      Total assets................................................................... $ 559,295     $928,190
                                                                                      ---------     --------
                                                                                      ---------     --------

                     LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
  Trade accounts payable............................................................. $  19,063     $ 17,211
  Deferred programming revenue - DISH Network-SM-....................................        --       13,188
  Deferred programming revenue - C-band..............................................     5,563        5,037
  Accrued expenses and other current liabilities.....................................    21,335       13,010
  Notes payable and current portion of long-term debt................................     4,782        4,782
                                                                                      ---------    ---------
      Total current liabilities......................................................    50,743       53,228
LONG-TERM DEFERRED PROGRAMMING REVENUE - DISH Network-SM-............................        --        4,163
1994 NOTES, net......................................................................   382,218      408,449
1996 NOTES, net......................................................................        --      361,742
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE, excluding current portion..................    33,444       36,337
                                                                                      ---------     --------
      Total liabilities..............................................................   466,405      863,919
                                                                                      ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY (Note 1):
  Preferred Stock, 20,000,000 and no shares authorized, 1,616,681 and no shares of
    Series A Cumulative Preferred Stock issued and outstanding,
    including accrued dividends of $1,555,000 and $0, respectively..................     16,607           --
  Class A Common Stock, $.01 par value, 200,000,000 and no shares authorized,
    6,470,599 and no shares issued and outstanding, respectively....................         65           --
  Class B Common Stock, $.01 par value, 100,000,000 and no shares authorized,
    29,804,401 and no shares issued and outstanding, respectively...................        298           --
  Common Stock, $.01 par value, none and 1,000 shares authorized
    issued and outstanding, respectively............................................         --           --
  Additional paid-in capital........................................................     89,495      106,466
  Unrealized holding gains on available-for-sale securities, net of deferred taxes..       251           122
  Retained earnings (deficit).......................................................   (13,826)      (42,317)
                                                                                      ---------     --------
      Total stockholder's equity....................................................    92,890        64,271
                                                                                      ---------     --------
      Total liabilities and stockholder's equity....................................  $559,295      $928,190
                                                                                      ---------     --------
                                                                                      ---------     --------


               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                        ------------------  -----------------
                                                          1995       1996     1995      1996
                                                        --------  --------  --------  --------
REVENUE:
  DTH products and technical services.................. $ 34,865  $ 60,458  $ 71,142  $ 97,199
  Programming revenue - DISH Network-SM-...............       --     5,582        --     6,046
  Programming revenue - C-band.........................    3,817     3,194     7,688     6,643
  Loan origination and participation income............      570       120       835       492
                                                        --------  --------  --------  --------
      Total revenue....................................   39,252    69,354    79,665   110,380
                                                        --------  --------  --------  --------
EXPENSES:
  DTH products and technical services..................   27,371    57,528    56,816    90,278
  Programming - DISH Network-SM-.......................       --     1,664        --     1,769
  Programming - C-band.................................    3,392     2,880     6,824     6,058
  Selling, general and administrative..................    7,315    18,527    15,186    29,098
  Depreciation and amortization........................      406     6,426       769     9,756
                                                        --------  --------  --------  --------
      Total expenses...................................   38,484    87,025    79,595   136,959
                                                        --------  --------  --------  --------

OPERATING INCOME (LOSS)................................      768   (17,671)       70   (26,579)
                                                        --------  --------  --------  --------

OTHER INCOME (EXPENSE):
  Interest income......................................    2,963     5,856     6,601     7,830
  Interest expense, net of amounts capitalized.........   (6,327)  (19,990)  (12,890)  (25,774)
  Other, net...........................................      (68)      (63)      (40)      (64)
                                                        --------  --------  --------  --------
      Total other income (expense).....................   (3,432)  (14,197)   (6,329)  (18,008)
                                                        --------  --------  --------  --------
NET LOSS BEFORE INCOME TAXES...........................   (2,664)  (31,868)   (6,259)  (44,587)
BENEFIT FOR INCOME TAXES...............................      851    11,031     2,206    16,096
                                                        --------  --------  --------  --------
NET LOSS............................................... $ (1,813) $(20,837) $ (4,053) $(28,491)
                                                        --------  --------  --------  --------
                                                        --------  --------  --------  --------

               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     -------------------
                                                                                       1995       1996
                                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................  $ (4,053)  $(28,491)
  Adjustments to reconcile net loss to net cash flows from operating activities--
    Depreciation and amortization..................................................      769       9,756
    Provision for doubtful accounts................................................       --          66
    Benefit for deferred taxes.....................................................   (4,624)    (11,099)
    Amortization of deferred debt issuance costs on 1994 and 1996 Notes............      630       1,038
    Amortization of discount on 1994 and 1996 Notes, net of amounts capitalized....   12,030      23,492
    Equity in (earnings) losses of joint venture...................................      (23)         --
    Change in reserve for excess and obsolete inventory............................      383         634
    Change in long-term deferred programming revenue...............................       --       4,163
    Other, net.....................................................................     (417)        503
    Changes in working capital items --
      Trade accounts receivable....................................................    1,405      (9,400)
      Advances to affiliates.......................................................       --     (30,547)
      Inventories..................................................................   (8,799)    (10,251)
      Income tax receivable........................................................       --      (3,576)
      Other current assets.........................................................      (24)     (3,535)
      Liability under cash management program......................................      (57)         --
      Trade accounts payable.......................................................   (3,879)     (1,852)
      Deferred programming revenue.................................................      218      12,662
      Accrued expenses and other current liabilities...............................      326       6,675
                                                                                     --------   --------
        Net cash flows from operating activities...................................   (6,115)    (39,762)
                                                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities....................................  (16,711)    (44,782)
  Sales of marketable investment securities........................................   40,679          --
  Purchases of restricted marketable securities....................................  (15,000)    (15,500)
  Funds released from restricted cash and marketable securities - other............       --       5,700
  Purchases of property and equipment..............................................   (1,170)     (5,485)
  Proceeds from sale of property and equipment.....................................       27          --
  Offering proceeds and investment earnings placed in escrow.......................   (4,967)   (181,778)
  Refund of launch payment placed in escrow........................................       --      (4,500)
  Funds released from escrow accounts..............................................   29,760      76,045
  Investment in SSET...............................................................     (284)         --
  Expenditures for satellite systems under construction............................  (30,310)    (62,016)
  Subscriber acquisition costs.....................................................       --      (3,307)
  Expenditures for FCC authorizations..............................................       --         (25)
                                                                                     --------   --------
        Net cash flows from investing activities...................................    2,024    (235,648)
                                                                                     --------   --------


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ------------------
                                                                               1995      1996
                                                                             -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and note payable...................... $  (114)  $ (1,082)
  Proceeds from issuance of Common Stock....................................      --          1
  Net proceeds from issuance of 1996 Notes..................................      --    337,043
                                                                             -------   --------
      Net cash flows from financing activities..............................    (114)   335,962
                                                                             -------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................  (4,205)    60,552
CASH AND CASH EQUIVALENTS, beginning of period..............................  17,506     13,949
                                                                             -------   --------
CASH AND CASH EQUIVALENTS, end of period.................................... $13,301   $ 74,501
                                                                             -------   --------
                                                                             -------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........................ $   233   $    544
  Cash paid for income taxes................................................     658         --
  Cumulative Series A Preferred Stock dividends.............................     602         --
  Satellite launch payment for EchoStar II applied to EchoStar I launch.....      --     15,000
  Increase in note payable for deferred satellite construction payments.....      --      3,167



               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1995 AND JUNE 30, 1996


(1)  ORGANIZATION AND PRESENTATION OF FINANCIAL STATEMENTS

     EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESB") is a wholly owned subsidiary of EchoStar Communications Corporation ("EchoStar").
ESB was formed in January 1996 for the purpose of completing a private offering (the "1996 Notes Offering"), pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), resulting in net proceeds of approximately $337.0 million. The 1996 Notes Offering was consummated in March 1996. In connection with the 1996 Notes Offering, EchoStar contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESB. This transaction has been accounted for as a reorganization of entities under common control. Accordingly, Dish, Ltd. has been treated as the predecessor to ESB and the historical financial statements of ESB are those of Dish, Ltd. ESB is subject to all, and EchoStar is subject to certain of, the terms and conditions of the Indenture related to the 1996 Notes (the "1996 Notes Indenture"). On April 24, 1996, ESB filed a Registration Statement on Form S-1 under the Securities Act to exchange the 1996 Notes for publicly registered notes. The Registration Statement was declared effective by the Securities and Exchange Commission on June 28, 1996. As of August 1, 1996, all of the outstanding privately placed notes had been exchanged for the new publicly registered notes. Unless otherwise stated herein, or the context otherwise requires, references herein to the 1996 Notes shall include the original privately placed notes and the publicly registered notes that were exchanged for the privately placed notes.

     ESB successfully launched its first direct broadcast satellite ("DBS"), EchoStar I, in December 1995 and, on March 4, 1996, began broadcasting its DBS programming (the "DISH Network-SM-") to the entire continental United States. As of August 1, 1996, ESB had over 100,000 subscribers to DISH Network-SM-programming. The DISH Network-SM- currently includes over 100 channels of high quality digital video and audio programming and will expand to approximately 200 digital video and audio channels following the successful launch of a second DBS satellite, DirectSat I ("EchoStar II"), currently scheduled in September 1996.

     In addition to its DBS business, ESB is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products and domestic distribution of DTH programming. In the first quarter of 1996, EchoStar formed a wholly owned subsidiary, Dish Network Credit Corporation ("DNCC"), for the purpose of providing consumer financing for EchoStar's domestic DTH products and services. At that time, ESB's subsidiary that previously provided these services ceased new loan origination activities. In future periods ESB's revenue from loan origination and participation income will decline.

     Proceeds from the 1996 Notes Offering will be used for: (i) continued development, marketing and distribution of the DISH Network-SM-; (ii) EchoStar's purchase of DBS frequencies at 148DEG. WL; (iii) partial funding of the construction, launch and insurance of DBSC I ("EchoStar III") and EchoStar IV;
(iv) additional launch costs of EchoStar II; and (v) other general corporate purposes. The additional frequencies were acquired by EchoStar at a public auction held by the Federal Communications Commission ("FCC") in January 1996 (the "FCC Auction").

     In June 1995, EchoStar completed an offering of its Class A Common Stock, resulting in net proceeds of approximately $63.0 million (the "Equity Offering"). In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and Warrants (collectively, the "1994 Notes Offering"), resulting in net proceeds of approximately $323.3 million. As of June 30, 1996, substantially all of the Warrants issued in connection with the 1994 Notes Offering had been exercised. Dish, Ltd. and most of its subsidiaries are subject to the terms and conditions of the Indenture related to the 1994 Notes (the "1994 Notes Indenture").

     EchoStar presently owns approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation ("DBSC"). DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for eleven DBS frequencies at 61.5DEG. WL and eleven DBS frequencies at 175DEG. WL (the "DBS Rights"). EchoStar intends to merge DBSC with Direct Broadcasting Satellite Corporation ("New DBSC"), a

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

wholly owned subsidiary of EchoStar (the "DBSC Merger"). The DBSC Merger has been approved by DBSC shareholders but will not be consummated until the FCC has approved the DBSC Merger. Although no assurances can be given, EchoStar expects the FCC to issue an order with respect to the DBSC Merger in the near future. Assuming FCC approval of the DBSC Merger, EchoStar will hold, through New DBSC, DBSC's DBS Rights. On July 11, 1996, EchoStar filed Amendment No. 1 to a Registration Statement on Form S-4 under the Securities Act covering 658,000 shares of EchoStar Class A Common Stock that are intended to be issued in connection with the DBSC Merger.

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

     The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Combined and Consolidated Financial Statements and footnotes thereto included in Dish, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

SIGNIFICANT RISKS AND UNCERTAINTIES

     Execution of EchoStar's business strategy to launch and operate DBS satellites has dramatically changed its operating results and financial position when compared to its historical results. As of June 30, 1996, EchoStar expects to invest in the future approximately an additional $500 million to build, launch and support EchoStar I, EchoStar II, EchoStar III and EchoStar IV (Note
6), assuming receipt of all required FCC licenses and permits. EchoStar consummated the 1994 Notes Offering, the 1996 Notes Offering and the Equity Offering to partially satisfy these capital requirements. Annual interest expense on the 1994 and 1996 Notes and depreciation of the investment in the satellites and related assets is of a magnitude that exceeds historical levels of income before taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects net losses to continue through at least 1997. EchoStar's plans also include the construction and launch of two fixed service satellites, additional DBS, Ku-band and KuX-band satellites, and marketing to promote its DBS products and services.

     Beginning in June 1996, ESB began marketing a special promotion in a limited number of markets pursuant to which consumers were able to purchase a discounted EchoStar Receiver System under the condition the consumer commits to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. The primary purposes of the promotion were to expand retail distribution, build awareness of the DISH Network-SM- brand and rapidly build a subscriber base. Due to positive retailer and consumer results, among other factors, effective August 1, 1996, ESB began a nationwide rollout of the promotion. While this promotion will significantly increase ESB's investment in its subscriber base, ESB believes that the increase in subscribers to its DISH Network-SM- and the corresponding increase in DBS programming revenue in future periods, resulting from this promotion, will be more than sufficient to recover the investment in subscriber acquisition costs.

     EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity to result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the 1994 and 1996 Notes; (ii) increases in depreciation expense on the satellites and other fixed assets; (iii) amortization expense of the subscriber acquisition costs (Note 2); and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although the negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ listing criteria, which could result in delisting, EchoStar believes this event will not

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

materially affect the implementation and execution of its business strategy. While EchoStar believes it will be able to obtain a waiver from NASDAQ and remain listed, no assurance can be given NASDAQ will grant a waiver. Delisting would result in a decline in EchoStar's common stock trading market which could potentially depress stock and bond prices, among other things.

     As a result of the factors discussed above, EchoStar will need to raise additional funds to complete its full complement of satellites. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. Management believes, however, but can give no assurance, that demand for its DBS products and DISH Network-SM- programming and EchoStar's ability to satisfy this demand will result in sufficient cash flow which, together with other sources of capital, will be sufficient to satisfy future planned expenditures. Significant delays or launch failures may have significant adverse consequences to EchoStar's operating results and financial condition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Actual results could differ from those estimates.

     This Form 10-Q of ESB contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in the Form 10-Q and include statements regarding the intent, belief or current expectations of EchoStar with respect to, among other things: (i) EchoStar's financing plans; (ii) trends affecting EchoStar's financial conditions or results of operations; (iii) EchoStar's growth strategy;
(iv) EchoStar's anticipated results of future operations; and (v) regulatory matters affecting EchoStar. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors.

(2)  SUPPLEMENTAL ANALYSIS

CASH AND CASH EQUIVALENTS

     ESB considers all investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995, and June 30, 1996 consist of money market funds, corporate notes and commercial paper stated at cost which equates to market value.

RESTRICTED CASH AND MARKETABLE SECURITIES

     ESB classifies all marketable investment securities as available-for-sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes. The specific identification method is used to determine cost in computing realized gains and losses.

     Restricted Cash and Marketable Securities in Escrow Accounts as reflected on the accompanying balance sheets represent the remaining net proceeds received from the 1994 Notes Offerings, and a portion of the proceeds from the 1996 Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and launch of the DISH Network-SM-. These proceeds are held in separate escrow accounts (the "1994 Escrow Account" and the "1996 Escrow Account", respectively) for the benefit of the holders of the 1994 and 1996 Notes and are invested in certain debt and other marketable securities, as permitted by the respective Indentures, until disbursed for the express purposes identified in the 1994 Notes Offering Prospectus and the 1996 Notes Offering Prospectus, as the case may be.

     Other Restricted Cash includes $11.4 million and $5.7 million at December 31, 1995 and June 30, 1996, respectively, to satisfy certain covenants regarding launch insurance required by the 1994 Notes Indenture. ESB is required to maintain launch insurance and Restricted Cash totaling $225.0 million for EchoStar II. ESB has obtained

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

$219.3 million of launch insurance for EchoStar II, and, together with the cash segregated and reserved on the accompanying balance sheet as of June 30, 1996, has satisfied its launch insurance obligations under the 1994 Notes Indenture. In addition, as of June 30, 1996, $15.0 million was in an escrow account established pursuant to a DBS satellite receiver manufacturing contract for payment to the manufacturer as certain milestones are reached and $15.5 million was in an escrow account for the purpose of cash collateralizing certain standby letters of credit (Note 4). The major components of Restricted Cash and Marketable Securities are as follows (in thousands):

                                   DECEMBER 31, 1995                   JUNE 30, 1996
                              ----------------------------   -------------------------------
                                                                         UNREALIZED
                                        UNREALIZED                        HOLDING
                              AMORTIZED   HOLDING   MARKET   AMORTIZED      GAIN      MARKET
                                COST       GAIN     VALUE      COST        (LOSS)     VALUE
                              --------- ---------- -------   ---------   ----------  --------
Commercial paper.........      $66,214     $ --    $66,214   $111,705      $ --      $111,705
Government bonds.........       32,904      420     33,324     97,138       229        97,367
Corporate notes..........           --       --         --      9,108       (25)        9,083
Accrued interest.........          153       --        153      1,362        --         1,362
                               -------     ----    -------   --------      ----      --------
                               $99,271     $420    $99,691   $219,313      $204      $219,517
                               -------     ----    -------   --------      ----      --------
                               -------     ----    -------   --------      ----      --------



INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method. Proprietary products are manufactured by outside suppliers to ESB's specifications. ESB also distributes non-proprietary products purchased from other manufacturers. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. The major components of inventory were as follows (in thousands):

                                                       DECEMBER 31,     JUNE 30,
                                                           1995          1996
                                                         -------        -------
       DISH Network-SM- DBS Receivers................    $    --        $19,911
       DBS receiver components.......................      9,615         12,844
       Consigned DBS receiver components.............         --          8,784
       Finished goods - C-band.......................     11,161          3,819
       Finished goods - International................      9,297          4,234
       Competitor DBS Receivers......................      9,404             --
       Spare parts...................................      2,089          2,225
       Reserve for excess and obsolete inventory.....     (2,797)        (3,431)
                                                         -------        -------
                                                         $38,769        $48,386
                                                         -------        -------
                                                         -------        -------

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Cost includes interest capitalized on the EchoStar DBS System during construction at ESB's effective borrowing rate. The major components of property and equipment were as follows (in thousands):

                                              ESTIMATED
                                             USEFUL LIFE    DECEMBER 31,   JUNE 30,
                                              (IN YEARS)        1995         1996
                                             -----------    ------------   --------
     Construction in progress..............       --          $282,373     $128,437
     EchoStar I satellite..................       12                --      201,672
     Furniture, fixtures and equipment.....      2-12           35,127       51,895
     Buildings and improvements............      7-40           21,006       21,409
     Tooling and other.....................        2             2,039        3,913
     Land..................................       --             1,613        1,613
     Vehicles..............................        7             1,310        1,325
                                                              --------     --------
       Total property and equipment........                    343,468      410,264
         Less-Accumulated depreciation.....                    (10,269)     (19,906)
                                                              --------     --------
         Net property and equipment........                   $333,199     $390,358
                                                              --------     --------
                                                              --------     --------

     Construction in progress primarily includes capitalized costs related to the construction and launch of EchoStar II, which is currently scheduled for launch in September 1996. Construction in progress consisted of the following (in thousands):

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1995        1996
                                                                     ------------   --------
     Progress amounts for satellite construction, launch, launch insurance, capitalized interest, launch and in-orbit
      tracking, telemetry and control services:
       EchoStar I.................................................     $193,629    $     --
       EchoStar II................................................       88,634     126,541
                                                                       --------    --------
     Other........................................................          110       1,896
                                                                       --------    --------
                                                                       $282,373    $128,437
                                                                       --------    --------
                                                                       --------    --------

OTHER NONCURRENT ASSETS

     The major components of other noncurrent assets were as follows (in thousands):

                                                                       DECEMBER 31,   JUNE 30,
                                                                           1995         1996
                                                                       ------------   --------
      Deferred tax assets, net........................................   $12,109      $23,332
      FCC authorizations, net of amortization.........................    11,309       12,072
      1996 Notes deferred debt issuance costs, net of amortization....        --       12,597
      1994 Notes deferred debt issuance costs, net of amortization....    10,622        9,991
      SSET convertible subordinated debentures and accrued interest...     9,610        9,919
      Subscriber acquisition costs, net of amortization...............        --        3,215
      Other, net......................................................       897          873
                                                                         -------      -------
                                                                         $44,547      $71,999
                                                                         -------      -------
                                                                         -------      -------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

FCC AUTHORIZATIONS

     FCC authorizations are recorded at cost and are amortized using the straight-line method. Amortization periods for FCC authorization costs are determined at the time the services related to the applicable FCC authorization commences, or capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorization costs are expected to have a useful life of approximately 12 years.

SUBSCRIBER ACQUISITION COSTS

     For the purpose of attracting subscribers to the DISH Network-SM-, ESB has sponsored certain sales promotions through independent consumer electronics and satellite retailers. ESB effectively sells its proprietary DBS reception equipment to these retailers at less than cost under the condition consumers commit to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. The subscriber acquisition costs recorded represent the difference between the direct costs of the hardware and the revenue generated from the sales of the hardware. These costs have been deferred and are being amortized over the expected minimum life of the subscriber, currently estimated to be three years. Any unamortized investment with respect to subscribers who discontinue DISH Network-SM- service after one year but before the end of three years, will be fully amortized to expense at that time. ESB believes subscriber acquisition costs will be recovered through future revenue generated from sales of DISH Network-SM- programming. Amortization expense of subscriber acquisition costs for the three and six months ended June 30, 1996 was approximately $92,000.

DEFERRED PROGRAMMING REVENUE

     Deferred programming revenue consists of advance payments received from programming providers and subscribers for satellite television programming to be provided in future periods. The revenue is recognized on a straight-line basis over the period the programming is provided.

INTEREST EXPENSE

     Interest expense, net of amounts capitalized, on the accompanying income statements includes: (i) amortization of original issue discount on the 1994 Notes and the 1996 Notes; (ii) interest expense on contractor financing of EchoStar I; and (iii) interest expense on corporate mortgage debt.

(3)  LONG-TERM DEBT

1994 NOTES

     On June 7, 1994, Dish, Ltd. completed the 1994 Notes Offering of 624,000 units consisting of $624.0 million aggregate principal amount of the 1994 Notes and 3,744,000 Warrants. The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of approximately $323.3 million. As of June 30, 1996, substantially all of the Warrants issued in connection with the 1994 Notes Offering had been exercised. Interest on the 1994 Notes currently is not payable in cash but accrues through June 1, 1999, with the 1994 Notes accreting to $624.0 million by that date. Thereafter, interest on the 1994 Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At June 30, 1996, the 1994 Notes were reflected in the accompanying financial statements at $408.4 million, net of unamortized discount of $215.6 million.

1996 NOTES

     On March 25, 1996, ESB completed the 1996 Notes Offering consisting of $580.0 million aggregate principal amount of the 1996 Notes. The 1996 Notes Offering resulted in net proceeds to ESB of approximately $337.0 million. Interest on the 1996 Notes currently is not payable in cash but accrues through March 15, 2000, with the 1996 Notes accreting to $580.0 million by that date. Thereafter, interest on the 1996 Notes will be payable in cash semi-annually on

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

March 15 and September 15 of each year, commencing September 15, 2000. At June 30, 1996, the 1996 Notes were reflected in the accompanying financial statements at $361.7 million, net of unamortized discount of $218.3 million.

(4)  BANK CREDIT FACILITY AND LETTERS OF CREDIT

     From May 1994 to May 1996, the principal subsidiaries of EchoStar, except EchoStar Satellite Corporation ("ESC") (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which historically was the only significant use of the Credit Facility. At June 30, 1996, EchoStar had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying financial statements (Note 2).

(5)  INCOME TAXES

     The components of the benefit for income taxes were as follows (in thousands):

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                         ------------------  -----------------
                                           1995       1996     1995      1996
                                         ------     ------   -------   -------
          Current (provision) benefit
             Federal.................... $ (831)    $ 2,441  $(1,598)  $ 4,412
             State......................   (175)        502     (369)      705
             Foreign....................   (274)          2     (451)     (120)
                                         ------     ------   -------   -------
                                         (1,280)      2,945   (2,418)    4,997
                                         ------     ------   -------   -------

          Deferred benefit
             Federal....................  1,766       7,700    3,816    10,464
             State......................    365         386      808       635
                                         ------     ------   -------   -------
                                          2,131       8,086    4,624    11,099
                                         ------     ------   -------   -------
               Total benefit............ $  851     $11,031  $ 2,206   $16,096
                                         ------     ------   -------   -------
                                         ------     ------   -------   -------

     ESB's deferred tax assets (approximately $25.1 million at June 30, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 and 1996 Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because ESB currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from ESB's current expectations, its judgment regarding the need for a valuation allowance may change.

(6)  OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

     EchoStar has contracted with Lockheed Martin Corporation ("Martin") for the construction and delivery of high powered DBS satellites and for related services. Martin has completed construction of both EchoStar I and EchoStar II and is in the construction phase on EchoStar III and EchoStar IV. The construction contract for EchoStar III contains a provision whereby, beginning August 1, 1997, a PER DIEM penalty of $3,333, to a maximum of $100,000, is payable if EchoStar III is not delivered by July 31, 1997. Beginning September 1, 1997, additional delays in the delivery of EchoStar III would result in additional PER DIEM penalties of $33,333, up to a maximum of $5.0 million in the aggregate.

     EchoStar has entered into a contract with Martin to begin the construction phase of EchoStar's fourth DBS satellite ("EchoStar IV"). This contract contains an option provision which allows EchoStar to instruct Martin to begin the construction phase of a fifth DBS satellite ("EchoStar V"). The contract for EchoStar IV also contains a provision

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


whereby, beginning February 16, 1998, a PER DIEM penalty of $50,000, to a maximum of $5.0 million in the aggregate, is payable if EchoStar IV is not delivered by February 15, 1998. The contract also contains a provision whereby Martin is entitled to an early delivery incentive payment of $50,000 for each day before February 15, 1998 the satellite is delivered to the launch site of Baikonur, Kazakhstan, up to a maximum of $5.0 million in the aggregate.

     Contractor financing of $28.0 million will be used for EchoStar II. Contractor financing of $15.0 million will be used for both EchoStar III and EchoStar IV. Interest on the contractor financing will range between 7.75% and 8.25% and principal payments are payable in equal monthly installments over five years following the launch of the respective satellite.

     EchoStar has entered into a contract with Arianespace, Inc. ("Arianespace") to launch EchoStar II from Korou, French Guiana (the "Arianespace Contract"). The launch is currently scheduled for September 1996 on a dedicated Ariane 42P launch vehicle. The Arianespace Contract contains provisions entitling either party to delay the launch in limited circumstances, subject to the payment of penalties in some cases. As of June 30, 1996, EchoStar has paid Arianespace approximately $43.4 million pursuant to the Arianespace Contract. All remaining payments are payable monthly and will be due prior to the launch. Subsequent to June 30, 1996, an additional payment relating to the launch totaling $17.4 million was made to Arianespace.

     EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining cost is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

     Subsequent to June 30, 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

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

PURCHASE COMMITMENTS

     ESB has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on ESB's supplied specifications. As of June 30, 1996 the remaining commitments total approximately $402.4 million. At June 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $419.2 million. All but approximately $189.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


during 1997. EchoStar expects to finance these purchases from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

OTHER RISKS AND CONTINGENCIES

     EchoStar is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of EchoStar.

(7)  SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The 1994 Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd. (collectively, the "1994 Notes Guarantors"), except for certain de minimis domestic and foreign subsidiaries.

     The 1996 Notes are initially guaranteed by EchoStar on a subordinated basis. On and after the Dish Guarantee Date (as defined in the 1996 Notes Indenture), the 1996 Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. On and after the date upon which the DBSC Merger is consummated, the 1996 Notes will be guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC. If the DBSC Merger is not consummated, New DBSC will not be required to guarantee the 1996 Notes. There can be no assurance that the DBSC Merger will be approved by the FCC or that it will be consummated (Note 2).

     The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the 1994 Notes Guarantors by approximately $277,000 and $180,000 as of December 31, 1995 and June 30, 1996, respectively. Summarized consolidated financial information for Dish, Ltd. is as follows (in thousands):

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,          JUNE 30,
                                       ------------------  -----------------
                                         1995      1996     1995     1996
                                       -------   --------  -------  --------
     Income Statement Data --
       Revenue........................ $39,252   $ 69,354  $79,665  $110,380
       Expenses.......................  38,484     87,007   79,595   136,941
                                       -------   --------  -------  --------
       Operating income (loss)........     768    (17,653)      70   (26,561)
       Other income (expense), net....  (3,432)    (8,642)  (6,329)  (11,876)
                                       -------   --------  -------  --------
       Net loss before income taxes...  (2,664)   (26,295)  (6,259)  (38,437)
       Benefit for income taxes.......     851      9,097    2,206    13,949
                                       -------   --------  -------  --------
          Net loss.................... $(1,813)  $(17,198) $(4,053) $(24,488)
                                       -------   --------  -------  --------
                                       -------   --------  -------  --------

                                                       DECEMBER 31,  JUNE 30,
                                                           1995       1996
                                                       ----------    --------
     Balance Sheet Data --
       Current assets..................................  $ 81,858    $ 92,162
       Property and equipment, net.....................   333,199     390,358
       Other noncurrent assets.........................   144,238     116,398
                                                         --------    --------
          Total assets.................................  $559,295    $598,918
                                                         --------    --------
                                                         --------    --------

       Current liabilities.............................  $ 50,743    $ 81,723
       Long-term liabilities...........................   415,662     448,949
       Stockholder's equity............................    92,890      68,246
                                                         --------    --------
          Total liabilities and stockholder's equity...  $559,295    $598,918
                                                         --------    --------
                                                         --------    --------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ESB currently operates three related businesses: (i) operation of the DISH Network-SM- and continued development of the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of DTH products worldwide; and (iii) domestic distribution of DTH programming. The growth of DBS service and equipment sales has had and will continue to have a material negative impact on ESB's domestic sales of C-band DTH products; however this negative impact has been more than offset for the six months ended June 30, 1996 by sales of EchoStar Receiver Systems. During March 1996 ESB began broadcasting and selling programming packages available from the DISH Network-SM-. ESB expects to derive its revenue principally from monthly fees from subscribers to DISH Network-SM-programming and, to a lesser extent, from the sale of EchoStar Receiver Systems. As sales of EchoStar DBS programming and receivers increase, ESB expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

     ESB generally bills for DISH Network-SM- programming periodically in advance and recognizes revenue as service is provided. Revenue is a function of the number of subscribers, the mix of programming packages selected and the rates charged, and transaction fees for ancillary programming activities and satellite usage time agreements. DBS programming costs will generally be based upon the number of subscribers to each programming offering. From time to time ESB may engage in promotional activities that include discounted rates for limited periods, which will result in lower average revenue per subscriber for the applicable periods. Beginning in June 1996, ESB began marketing a special promotion in a limited number of markets pursuant to which consumers were able to purchase a discounted EchoStar Receiver System under the condition the consumer commits to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. Under this promotion the consumer is able to purchase the discounted EchoStar Receiver System and prepay the annual programming package for as low as $499. The primary purposes of the promotion were to expand retail distribution, build awareness of the DISH Network-SM- brand and rapidly build a subscriber base. Due to positive retailer and consumer results, among other factors, effective August 1, 1996, ESB began a nationwide rollout of the promotion. While this promotion will significantly increase ESB's investment in its subscriber base, ESB believes that the increase in subscribers to its DISH Network-SM-and the corresponding increase in DBS programming revenue in future periods, resulting from this promotion, will be more than sufficient to recover the investment in subscriber acquisition costs.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

     REVENUE. Total revenue for the three and six months ended June 30, 1996 was $69.4 million and $110.4 million, respectively, an increase of $30.1 million, or 77%, and $30.7 million, or 39%, respectively, as compared to total revenue for the three and six months ended June 30, 1995 of $39.3 million and $79.7 million, respectively. Revenue from domestic sales of DTH products for the three and six months ended June 30, 1996 was $50.9 million and $74.9 million, respectively, an increase of $31.5 million, or 163%, and $35.0 million, or 88%, respectively, as compared to the same periods in 1995. The increase in domestic revenue was primarily due to $43.5 million and $51.7 million in revenue from the sale of EchoStar Receiver Systems during the three and six months ended June 30, 1996, respectively. There were no EchoStar Receiver System sales during the comparable periods in 1995. The increases in domestic revenue were principally offset by a decrease of $4.7 million, or 50%, and $9.6 million, or 50%, in revenue from sales of C-band satellite receivers and related accessories, during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Additionally, domestic revenue generated from satellite receivers sold for a competitor's DBS system ("Competitor DBS Receivers") decreased approximately $5.8 million, or 98%, and $4.8 million, or 37%, for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Revenue from Competitor DBS Receiver sales was $114,000 and $8.0 million for the three and six months ended June 30, 1996, respectively, as compared to $5.9 million and $12.8 million for the same periods in 1995.

The increases in domestic revenue were also partially offset by a decrease of $2.4 million, or 61%, and $3.6 million, or 53%, in revenue from sales of non-proprietary descrambler modules, during the three and six months ended June 30, 1996, as compared to the same periods in 1995. The domestic market for C-band DTH products continued to decline during the three and six months ended June 30, 1996, and this decline will continue with the growth of DBS service and equipment sales. Consistent with the increases in revenue noted above, ESB has experienced a corresponding increase in trade accounts receivable at June 30, 1996, and expects this trend to continue with the nationwide rollout of the promotion discussed above.

     Domestically, ESB sold approximately 110,000 and 155,000 satellite receivers in the three and six months ended June 30, 1996, respectively, an increase of 323% and 193%, respectively, as compared to approximately 26,000 and 53,000 satellite receivers, respectively, for the same periods in 1995. Although there was an increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of a substantial shift in product mix to lower priced DBS receivers and related accessories, and an approximate 15% reduction in the average selling price of C-band satellite receivers. Included in the number of satellite receivers sold for the three and six months ended June 30, 1996 are approximately 103,000 and 120,000, respectively, EchoStar Receiver Systems. EchoStar Receiver System revenue represented approximately 63% and 47%, respectively, of total revenue for the three and six months ended June 30, 1996.

     Also included in the number of satellite receivers sold for the three and six months ended June 30, 1996 are approximately 300 and 19,000, respectively, Competitor DBS Receivers as compared to 10,000 and 21,000, respectively, for the same periods in 1995. During the six months ended June 30, 1996, the Competitor DBS Receivers were sold at an approximate 28% reduction in the average selling price as compared to the six months ended June 30, 1995. Competitor DBS Receiver revenue represented less than 1% and approximately 7% of total revenue for the three and six months ended June 30, 1996, respectively. ESB's agreement to distribute Competitor DBS Receiver systems terminated on December 31, 1995 and during the first half of 1996, ESB sold all of its existing inventory of Competitor DBS Receivers. The elimination of Competitor DBS Receiver inventory has been more than offset by a substantial increase in inventory of EchoStar Receiver Systems and related components, the sale of which has more than offset the elimination of revenue derived from the sale of Competitor DBS Receivers.

     In future periods, domestic DTH product revenue will be primarily generated from the sale of EchoStar Receiver Systems and, to a lesser extent, sales of C-band DTH products and related accessories. Beginning in June 1996, ESB began marketing a special promotion in a limited number of markets pursuant to which consumers were able to purchase a discounted EchoStar Receiver System under the condition the consumer commits to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. The primary purposes of the promotion were to expand retail distribution, build awareness of the DISH Network-SM- brand and rapidly build a subscriber base. Due to positive retailer and consumer results, among other factors, effective August 1, 1996, ESB began a nationwide rollout of the promotion. During the promotional period, ESB will not recognize any DTH product revenue or expense related to EchoStar Receiver Systems sold pursuant to this promotion.
Instead, ESB will capitalize the difference between the direct costs of the EchoStar Receiver System and the related revenue generated from these sales. This difference will be deferred and will be amortized over the expected minimum life of the subscriber. ESB believes that the revenue generated from sales of DISH Network-SM- programming in future periods, resulting from this promotion, will more than offset the investment in subscriber acquisition costs.

     DISH Network-SM- programming revenue was $5.6 million and $6.0 million for the three and six months ended June 30, 1996, respectively. Since ESB did not begin broadcasting and selling programming packages available on the DISH Network-SM- service until March 1996, there was no DISH Network-SM-programming revenue generated during the comparable periods in 1995. As of August 1, 1996, ESB had over 100,000 subscribers to DISH Network-SM-programming.

     C-band programming revenue was $3.2 million and $6.6 million for the three and six months ended June 30, 1996, respectively, a decrease of $623,000, or 16%, and $1.0 million, or 14%, compared to the same periods in 1995. The decrease is attributable to the industry-wide decline in domestic C-band equipment sales and the related decline in

C-band DTH programming revenue. This decline in C-band equipment sales and the related programming revenue is expected to continue for the foreseeable future. The expected decline in C-band DTH programming revenue in 1996 has been more than offset by sales of DISH Network-SM- programming.

     Loan origination and participation income for the three and six months ended June 30, 1996 was $120,000 and $492,000, respectively, a decrease of $450,000, or 79%, and $343,000, or 41%, respectively, compared to the same periods in 1995. The decrease in loan origination and participation income for the three and six months ended June 30, 1996 was primarily due to the formation of DNCC, a wholly owned subsidiary of EchoStar, in the first quarter of 1996. EchoStar formed DNCC to provide consumer financing of EchoStar's domestic DTH products and services. Concurrent with the formation of DNCC, ESB's subsidiary which previously provided these services ceased new loan origination activities. In future periods, revenue from loan origination and participation income will continue to decline.

     Revenue from international sales of DTH products for the three and six months ended June 30, 1996 was $9.5 million and $22.3 million, respectively, a decrease of $6.0 million, or 39%, and $8.9 million, or 29%, respectively, as compared to the same periods in 1995. The decrease is directly attributable to a decrease in the number of analog satellite receivers sold combined with decreasing margins on products sold. Internationally, ESB sold approximately 51,000 and 126,000 analog satellite receivers during the three and six months ended June 30, 1996, a decrease of 46% and 30%, respectively, compared to approximately 94,000 and 181,000 units sold during the same periods in 1995. Overall, ESB's international markets for analog DTH products declined during the three and six months ended June 30, 1996 as anticipation for new international digital services continues to increase. This international decline in demand for analog satellite receivers is similar to the decline which has occurred in the United States and was expected by ESB. To offset this anticipated decline in demand for analog satellite receivers, ESB has been negotiating with digital service providers to distribute their proprietary receivers in ESB's international markets. While ESB is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

     OPERATING EXPENSES. Costs of DTH products sold were $57.5 million and $90.3 million for the three and six months ended June 30, 1996, respectively, an increase of $30.2 million, or 110%, and $33.5 million, or 59%, respectively, as compared to the same periods in 1995. The increase in DTH operating expenses for 1996 resulted primarily from the increase in sales of DTH products. Operating expenses for DTH products as a percentage of DTH product revenue were 95% and 93% for the three and six months ended June 30, 1996, respectively, compared to 79% and 80% for the same periods in 1995, respectively. This increase was principally the result of declining sales prices of C-band DTH products and Competitor DBS Receivers as described above, during the three and six months ended June 30, 1996 as compared to the same periods in 1995.

     In future periods, the costs of domestic DTH product sold will be primarily related to the sale of EchoStar Receiver Systems and, to a lesser extent, sales of C-band DTH products and related accessories. Beginning in June 1996, ESB began marketing a special promotion in a limited number of markets pursuant to which consumers were able to purchase a discounted EchoStar Receiver System under the condition the consumer commits to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. The primary purposes of the promotion were to expand retail distribution, build awareness of the DISH Network-SM- brand and rapidly build a subscriber base. Due to positive retailer and consumer results, among other factors, effective August 1, 1996, ESB began a nationwide rollout of the promotion. During the promotional period, ESB will not recognize any DTH revenue or expense related to EchoStar Receiver Systems sold pursuant to this promotion. Instead, ESB will capitalize the difference between the direct costs of the EchoStar Receiver System and the related revenue generated from these sales. This difference will be deferred and will be amortized over the expected minimum life of the subscriber.

     The costs of DISH Network-SM- programming were $1.7 million and $1.8 million for the three and six months ended June 30, 1996, respectively. Since ESB did not begin broadcasting and selling programming packages available on the DISH Network-SM- service until March 4, 1996, there were no DISH Network-SM- programming expenses incurred during the comparable periods in 1995. DISH Network-SM- programming costs as a percentage of DISH Network-SM-programming revenue were 30% and 29% for the three and six months ended June 30, 1996, respectively.

     The costs of C-band programming were $2.9 million and $6.1 million for the three and six months ended June 30, 1996, respectively, a decrease of $512,000, or 15%, and $766,000, or 11%, respectively, as compared to the same periods in 1995. This decrease is mainly attributable to the decrease in C-band programming revenue. C-band programming expenses as a percentage of C-band programming revenue for the three and six months ended June 30, 1996 were 90% and 91%, respectively, as compared to 89%, for each of the same periods in 1995. The increase in C-band programming expenses as a percentage of C-band programming revenue was principally the result of declining sales prices of C-band programming. As previously discussed, the domestic market for C-band DTH products has continued to decline with the growth of DBS service and equipment sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $18.5 million and $29.1 million for the three and six months ended June 30, 1996, respectively, an increase of $11.2 million, or 153%, and $13.9 million, or 92%, respectively, as compared to the same periods in 1995. Selling, general and administrative expenses as a percentage of total revenue increased to 27% and 26% for the three and six months ended June 30, 1996, respectively, as compared to 19% for each of the same periods in 1995. This increase was principally due to: (i) marketing and advertising prior to and in conjunction with the introduction of DISH Network-SM- service; (ii) increased personnel in all areas of the organization to support the DISH Network-SM-; (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995; and (iv) costs associated with operating the DISH Network-SM- Call Center and related services which have been outsourced. In future periods, ESB believes that although selling, general and administrative expenses will continue to increase, such increase as a percentage of future revenue will decrease as subscribers are added and additional revenue from sales of DISH Network-SM- programming is generated.

     Research and development costs totaled $1.4 million and $2.6 million for the three and six months ended June 30, 1996, respectively, as compared to $1.2 million and $2.5 million for the same periods in 1995. The increase was principally due to increased research and development costs necessary to provide digital DBS satellite receivers to domestic and international markets, principally offset by a reduction research necessary to provide C-band receivers to domestic and international markets.

     EBITDA. As expected, ESB incurred operating losses for the three and six months ended June 30, 1996. EBITDA for the three and six months ended June 30, 1996 was a negative $11.2 million and a negative $16.8 million, respectively, a decrease of $12.4 million and $17.7 million, respectively, compared to the same periods in 1995. The decrease resulted from the factors affecting revenue and expenses discussed above. EBITDA represents earnings before interest income, interest expense net of other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. ESB expects to continue to report operating losses in 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation for the three and six months ended June 30, 1996 was $6.4 million and $9.8 million, respectively, an increase of $6.0 million and $9.0 million, respectively, as compared to $406,000 and $769,000 for the three and six months ended June 30, 1995. The overall increase primarily resulted from depreciation on the Digital Broadcast Center and EchoStar I which were placed in service during the fourth quarter of 1995 and the first quarter of 1996, respectively, and the amortization of subscriber acquisition costs discussed below.

     Also included within deprecation and amortization is amortization of subscriber acquisition costs. For the purpose of attracting subscribers to the DISH Network-SM-, ESB has sponsored certain sales promotions through independent consumer electronics and satellite retailers. ESB effectively sells its proprietary DBS reception equipment to these retailers at less than cost under the condition consumers commit to subscribe and prepay for DISH Network-SM- programming service for a minimum of one year. The subscriber acquisition costs recorded represent the difference between the direct costs of the hardware and the revenue generated from the sales of the hardware. These costs have been deferred and are being amortized over the expected minimum life of the subscriber, currently estimated to be three years. Any unamortized investment with respect to subscribers who discontinue DISH Network-SM- service after one year but before the end of three years, will be fully amortized to expense at that time. ESB believes subscriber acquisition costs will be recovered through future revenue generated from sales of DISH Network-SM- programming. Amortization expense of subscriber acquisition costs for the three and six months ended June 30, 1996 was approximately $92,000. In future periods, with the nationwide rollout of this promotion, amortization expense is expected to be of a magnitude which significantly exceeds historical levels, even if the promotional period is terminated in the near future.

     OTHER INCOME AND EXPENSE. Other expense for the three and six months ended June 30, 1996 was $14.2 million and $18.0 million, respectively, an increase of $10.8 million, or 314%, and $11.7 million, or 185%, respectively, as compared to the same periods in 1995. The increase in other expense for the three and six month periods ending June 30, 1996 resulted primarily from an increase in interest expense resulting from the issuance of the 1996 Notes. The increase was partially offset by an increase in interest income attributable to an increase in the balance of the escrow, cash and marketable securities account as a result of proceeds received from the issuance of the 1996 Notes.

     PROVISION FOR INCOME TAXES. Income tax benefit for the three and six months ended June 30, 1996 was $11.0 million and $16.1 million, respectively, compared to income tax benefit of $851,000 and $2.2 million during the same periods in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three and six months ended June 30, 1996. ESB's deferred tax assets (approximately $25.1 million at June 30, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 and 1996 Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because ESB currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from ESB's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

     ESB used approximately $39.8 million for the six months ended June 30, 1996, as compared to $6.1 million used by operations for the same period in 1995. The cash required for operations for the six months ended June 30, 1996 was mainly a result of: (i) increases in trade accounts receivable related to increased sales of EchoStar Receiver Systems; (ii) increases in amounts due from affiliates; (iii) increases in DBS receiver inventory; and (iv) increases in other current assets including prepaid in-orbit insurance on EchoStar I, all partially offset by increases in deferred programming revenue. As ESB builds its DISH Network-SM- subscriber base, negative operating cash flow should be offset by an increase in revenue attributable to DISH Network-SM- programming. In the event subscriptions to DISH Network-SM- programming do not meet anticipated levels or the investment in subscriber acquisition costs continues to increase beyond planned levels, negative operating cash flow may continue for a longer period of time and could increase.

     From May 1994 to May 1996, the principal subsidiaries of EchoStar, except EchoStar Satellite Corporation ("ESC") (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. EchoStar does not currently intend to arrange a replacement credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which historically was the only significant use of the Credit Facility. At June 30, 1996, EchoStar had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying financial statements.

     During June 1994, Dish, Ltd. issued 624,000 units consisting of $624.0 million principal amount of the 1994 Notes and 3,744,000 Warrants
(representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds of approximately $323.3 million, which were placed in the 1994 Escrow Account. As of June 30, 1996, substantially all of the Warrants issued in connection with the 1994 Notes Offering had been exercised. Through June

30, 1996, $322.9 million had been withdrawn from the 1994 Escrow Account. At June 30, 1996, approximately $298.0 million of these proceeds had been applied to development and construction of the EchoStar DBS System and approximately $24.9 million had been applied to other permitted uses. As of June 30, 1996, approximately $22.9 million remained in the 1994 Escrow Account, which included investment earnings, and was withdrawn on August 12, 1996 to partially fund insurance costs related to the launch of EchoStar II.

     In March 1996, ESB consummated a private placement of the 1996 Notes. On April 24, 1996, ESB filed a Registration Statement on Form S-1 under the Securities Act to exchange the 1996 Notes for publicly registered notes which was declared effective by the Securities and Exchange Commission on June 28, 1996. As of August 1, 1996, all of the outstanding privately placed notes had been exchanged for the new publicly registered notes. ESB was formed in January 1996 for the purpose of the 1996 Notes Offering. In connection with the 1996 Notes Offering EchoStar has contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESB. ESB issued 580,000 notes consisting of $580.0 million principal amount of the 1996 Notes for aggregate net proceeds of approximately $337.0 million of which $177.3 million was placed in the 1996 Escrow Account and the remaining $159.7 million is either included in cash and cash equivalents or marketable investment securities in the accompanying balance sheet at June 30, 1996, or has been expended for purposes described in the 1996 Notes Offering Prospectus. Through June 30, 1996, $19.3 million had been withdrawn from the 1996 Escrow Account for development and construction of EchoStar III and EchoStar IV. As of June 30, 1996, approximately $160.4 million remained in the 1996 Escrow Account, which included investment earnings. Subsequent to June 30, 1996, an additional $5.0 million has been withdrawn from the 1996 Notes Escrow Account. Total cash on hand and marketable investment securities at June 30, 1996 were approximately $119.5 million. EchoStar guarantees the 1996 Notes on a subordinated basis.

     EchoStar anticipates expending an additional $60 million in working capital during the second half of 1996, including the investment in subscriber acquisition costs. This cash requirement could increase if any of the following occur, among other things: (i) subscriptions to DISH Network-SM- programming do not meet anticipated levels; (ii) actual expenses exceed present estimates; or (iii) investment in subscriber acquisition costs continues to increase beyond planned levels. In addition to the working capital requirements discussed above, during the second half of 1996, EchoStar expects to expend: (i) approximately $43.4 million in connection with the launch of EchoStar II (which was partially funded with the remaining balance of the 1994 Escrow Account subsequent to June 30, 1996); (ii) approximately $30.7 million for launch insurance on EchoStar II; (iii) approximately $8.3 million for in-orbit payments to Martin on EchoStar I and EchoStar II; (iv) approximately $38.0 million in connection with the launch of EchoStar III; (v) approximately $45.0 million for construction of EchoStar III and EchoStar IV; and (vi) approximately $41.8 million for the purchase of DBS frequencies at 148DEG. WL, which is due to the FCC five days after EchoStar receives FCC approval for use of these frequencies. Funds for these expenditures are expected to come from the 1996 Notes Escrow Account and available cash and marketable investment securities. Beyond 1997, EchoStar will expend approximately $68.1 million on contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately $225 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

     EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity to result before December 31, 1997. Although the negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ listing criteria, which could result in delisting, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. While EchoStar believes it will be able to obtain a waiver from NASDAQ and remain listed, no assurance can be given NASDAQ will grant a waiver. Delisting would result in a decline in EchoStar's common stock trading market which could potentially depress stock and bond prices, among other things.

     EchoStar has entered into a contract with Martin to begin the construction phase of EchoStar's fourth DBS satellite ("EchoStar IV"). This contract also contains an option provision which allows EchoStar to instruct Martin to begin the construction phase of a fifth DBS satellite ("EchoStar V"). Contractor financing of $15.0 million will be used for construction of EchoStar IV. Concurrent with execution of this contract, EchoStar waived all penalties due from Martin for the late delivery of EchoStar I and EchoStar II.

     Subsequent to June 30, 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

     In addition to the commitments described above, ESB has entered into agreements to purchase DBS satellite receivers and related components for the EchoStar DBS System. As of June 30, 1996 those purchase order commitments totaled approximately $402.4 million. At June 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $419.2 million. All but approximately $189.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these commitments from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

     EchoStar had outstanding $415.7 million and $806.5 million of long-term debt (including the 1994 and 1996 Notes, deferred satellite contract payments on EchoStar I and mortgage debt) as of December 31, 1995 and June 30, 1996, respectively. In addition, because interest on the 1994 Notes is not payable currently in cash but accrues through June 1, 1999, the 1994 Notes will accrete by $215.6 million through that date. Similarly, because interest on the 1996 Notes is not payable in cash but accrues through March 15, 2000, the 1996 Notes will accrete by $218.3 million through that date. Contractor financing of $28.0 million will be used for EchoStar II. Contractor financing of $15.0 million will be used for both EchoStar III and EchoStar IV. Interest on the contractor financing will range between 7.75% and 8.25% and principal payments are payable in equal monthly installments over five years following the launch of the respective satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

     The 1994 and 1996 Notes Indentures impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the 1996 Notes are collateralized by the stock of Dish, Ltd., various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the 1994 Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESB's ability to fund interest and principal payments on the 1996 Notes will depend on successful operation and the acquisition of an adequate number of subscribers to the DISH Network-SM- and ESB having access to available cash flows generated by the DISH Network-SM-. If cash available to ESB is not sufficient to service the 1996 Notes, EchoStar would be required to obtain cash from other sources such as issuance of equity securities, new borrowings or asset sales. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the 1996 Notes.

OTHER

1994 AND 1996 NOTES

     EchoStar I was successfully launched by Great Wall in December 1995. In the event of a launch failure of EchoStar II, Dish, Ltd. would first be required under the 1994 Notes Indenture to make an offer to repurchase one-half of the then accreted value of the 1994 Notes. In the event that EchoStar does not have the right to use orbital slot authorizations granted by the FCC covering a minimum of 21 transponders at a single full CONUS orbital slot, ESB and Dish, Ltd. will be required to make an offer to repurchase all or a portion of the outstanding 1996 Notes and 1994 Notes, respectively. Additionally, in the event that EchoStar DBS Corporation, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESB will be required under the 1996 Notes Indenture to repurchase the maximum principal amount of the 1996 Notes that may be purchased with the proceeds of any refund received from the FCC up to $52.3 million.

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

     If any of the above described events were to occur, EchoStar's plan of operations, including its liquidity, would be adversely affected and its current business plan could not be fully implemented. Further, EchoStar's short-term liquidity would be adversely affected in the event of: (i) significant delay in the delivery of certain products and equipment necessary for operation of the EchoStar DBS System; (ii) shortfalls in estimated levels of future operating cash flows; or (iii) unanticipated expenses in connection with development of the EchoStar DBS System.

RECEIVER MANUFACTURERS

     ESB has agreements with two manufacturers to supply DBS receivers for ESB. To date, only one of the manufacturers has produced a receiver acceptable to ESB. No assurances can be given that ESB's other manufacturer will be able to produce an acceptable receiver in the future. Until the other manufacturer produces a receiver acceptable to ESB, ESB is dependent on one manufacturing source for its receivers. To date, ESB has paid the non-performing manufacturer $10.0 million and has an additional $15.0 million in an escrow account as security for ESB's payment obligations under that contract. If that manufacturer does not produce an acceptable receiver in the near future, ESB may terminate that contract, which would cause longer term dependence on a single manufacturing source. If ESB's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, ESB's liquidity and results of operations may be adversely affected. If the contract with ESB's other manufacturer is terminated, there can be no assurance ESB would be able to recover all amounts paid the manufacturer or otherwise held in escrow.

FORWARD LOOKING STATEMENTS

     This Form 10-Q of ESB contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in the Form 10-Q and include statements regarding the intent, belief or current expectations of ESB with respect to, among other things: (i) ESB's financing plans; (ii) trends affecting ESB's financial conditions or results of operations; (iii) ESB's growth strategy; (iv) ESB's anticipated results of future operations; and (v) regulatory matters affecting ESB. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). EchoStar adopted SFAS No. 121 in the first quarter of 1996 and its adoption has not had a material impact on EchoStar's financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued by FASB in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. EchoStar intends to continue to measure compensation cost under APB No. 25 and to comply with the pro forma disclosure requirements. Therefore, this statement has had no impact on EchoStar's results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


EXHIBIT NO.  DESCRIPTION
- -----------  -----------

 2.1* Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and EchoStar (incorporated herein by reference to Exhibit 2.2 to the Registration Statement Form S-1, Registration No. 33-91276).

 2.2*        Agreement regarding purchase of debentures between Dish, Ltd.
             (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993 ("Dish")), SSE Telecom, Inc. ("SSET"), dated March 14, 1994, including Plan and Agreement of Merger, by and among Dish, DirectSat Merger Corporation, DirectSat Corporation and SSET (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-1, Registration No. 33-76450).

 3.1(a)* Articles of incorporation of EchoStar Satellite Broadcasting Corporation ("ESB") (incorporated herein by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1, Registration No. 333-3980).

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

EXHIBIT NO.  DESCRIPTION
- -----------  -----------

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

 4.14* Registration Rights Agreement by and between the Issuer, EchoStar, Dish, New DBSC and Donald, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

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

EXHIBIT NO.  DESCRIPTION
- -----------  -----------

10.1(h)* Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin Marietta
             (incorporated herein by reference to Exhibit 10.1(h) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

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

10.10* Dish, Ltd. 1994 Stock Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

10.11* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated herein by reference to the Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).

10.12* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology (incorporated herein by reference to Exhibit 10.12 to the Registration Statement as Form S-1 of Dish, Ltd., Commission File No. 33-81234).

10.13* Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

EXHIBIT NO.  DESCRIPTION
- -----------  -----------

10.14* Statement of Work, dated January 31, 1995 from EchoStar Satellite Corporation Inc. to Divicom Inc. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-91276).

10.15* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Satellite Corporation and
             Lockheed-Khrunichev-Energia-International, Inc. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-91276).

10.16* EchoStar 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-91276).

10.17(a)*    Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
             Marietta Corporation (incorporated herein by reference to Exhibit 10.17(a) to the Form 10-Q of EchoStar as of June 30,
             1996, Commission File No. 0-26176).

10.17(b)*    Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin
             Marietta Corporation (incorporated herein by reference to Exhibit 10.17(b) to the Form 10-Q of EchoStar as of June 30,
             1996, Commission File No. 0-26176).

10.18* Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin
             Corporation (incorporated herein by reference to Exhibit 10.18 to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

27           Financial Data Schedule

______________________

* Incorporated by reference pursuant to Rule 12D-32 under the Securities and Exchange Act of 1934, as amended.

(b)  REPORTS ON FORM 8-K.

     No current reports on Form 8-K were filed by ESB during the period covered by this Quarterly Report on Form 10-Q.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EchoStar Satellite Broadcasting Corporation



Date:  August 13, 1996                /  / STEVEN B. SCHAVER
                                      ------------------------------------------
                                      Steven B. Schaver
                                      Vice President and Chief Financial Officer


                                      /  / STEVEN B. SCHAVER
                                      ------------------------------------------
                                      Steven B. Schaver
                                      Principal Financial Officer