Form 10-Q
period 1996-09-30
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1996-11-14
CIK 1012690

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                               ------------------------

                                      FORM 10-Q

(MARK ONE)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

ON NOVEMBER 13, 1996, REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

             ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                                      FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                  TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1.  Condensed Consolidated Financial Statements:

                   Balance Sheets as of December 31, 1995
                    and September 30, 1996 (Unaudited).....................  1

                   Statements of Operations for the three months and nine
                   months ended September 30, 1995 and 1996 (Unaudited)....  2

                   Statements of Cash Flows for the nine months
                     ended September 30, 1995 and 1996 (Unaudited).........  3

                   Notes to Financial Statements (Unaudited)...............  5

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations...... 15


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings...................................... 24

         Item 6.    Exhibits and Reports on Form 8-K....................... 25

             ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                       ASSETS

                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                    1995             1996
                                                                -----------       -------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ....................................    $ 13,949         $   28,926
  Marketable investment securities .............................         210             42,122
  Trade accounts receivable, net ...............................       9,115             18,958
  Advances to affiliates .......................................       1,320             63,653
  Inventories, net .............................................      38,769             44,246
  Income tax receivable ........................................       3,870              6,527
  Deferred tax assets ..........................................       1,834              2,457
  Subscriber acquisition costs, net ............................          --             43,470
  Other current assets .........................................      12,791             19,404
                                                                    --------         ----------
    Total current assets .......................................      81,858            269,763
RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES:
  Dish Notes escrow ............................................      73,291                 --
  ESBC Notes escrow ............................................          --            135,449
  Other ........................................................      26,400             41,461
PROPERTY AND EQUIPMENT, net ....................................     333,199            495,055
OTHER NONCURRENT ASSETS ........................................      44,547             76,820
                                                                    --------         ----------
    Total assets ...............................................    $559,295         $1,018,548
                                                                    --------         ----------
                                                                    --------         ----------

                           LIABILITIES AND  STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Trade accounts payable .......................................    $ 19,063         $   28,062
  Deferred programming revenue - DISH Network-SM- ..............          --             63,008
  Deferred programming revenue - C-ban d .......................       5,563              4,308
  Accrued expenses and other current liabilities ...............      21,335             13,750
  Notes payable and current portion of long-term debt ..........       4,782             11,344
                                                                    --------         ----------
    Total current liabilities ..................................      50,743            120,472

LONG-TERM DEFERRED PROGRAMMING REVENUE - DISH Network-SM- ......          --              6,790
DISH NOTES, net ................................................     382,218            422,777
ESBC NOTES, net ................................................          --            372,570
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE, excluding current
  portion ......................................................      33,444             53,842
OTHER LONG-TERM LIABILITIES ....................................          --                437
                                                                    --------         ----------
    Total liabilities ..........................................     466,405            976,888
                                                                    --------         ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY (Note 1):
  Preferred Stock, 20,000,000 and no shares authorized,
    1,616,681 and no shares of Series A Cumulative Preferred
    Stock issued and outstanding,  including accrued dividends
    of $1,555,000 and $0, respectively .........................      16,607                 --
  Class A Common Stock, $.01 par value, 200,000,000 and no
    shares authorized, 6,470,599 and no shares issued and
    outstanding, respectively ..................................          65                 --
  Class B Common Stock, $.01 par value, 100,000,000 and no
    shares authorized, 29,804,401 and no shares issued and
    outstanding, respectively ..................................         298                 --
  Common Stock, $.01 par value, none and 1,000 shares authorized
    issued and outstanding, respectively .......................          --                 --
  Additional paid-in capital ...................................      89,495            106,466
  Unrealized holding gains on available-for-sale  securities,
    net of deferred taxes ......................................         251                 35
  Retained earnings (deficit) ..................................     (13,826)           (64,841)
                                                                    --------         ----------
    Total stockholder's equity .................................      92,890             41,660
                                                                    --------         ----------
    Total liabilities and stockholder's equity .................    $559,295         $1,018,548
                                                                    --------         ----------
                                                                    --------         ----------


                  The accompanying notes to consolidated financial
               statements are an integral part of these balance sheets.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                              ---------------------    ----------------------
                                                 1995        1996         1995         1996
                                              ---------    --------    ---------     --------
REVENUE:
   DTH products and technical services ....   $ 39,373    $  37,159    $ 110,515    $ 134,358
   Programming - DISH Network-SM- ...........         --       15,279           --       21,325
   Programming - C-band ...................      3,791        2,885       11,479        9,528
   Loan origination and participation
    income ................................        442          184        1,277          676
                                              --------    ---------    ---------    ---------
      Total revenue .......................     43,606       55,507      123,271      165,887
                                              --------    ---------    ---------    ---------

EXPENSES:
   DTH products and technical services ....     30,803       35,254       87,619      125,532
   Programming - DISH Network-SM- ...........         --        6,108           --        7,877
   Programming - C-band ...................      3,473        2,573       10,297        8,631
   Selling, general and administrative ....      8,268       22,924       23,454       52,022
   Depreciation and amortization ..........        721       10,247        1,490       20,003
                                              --------    ---------    ---------    ---------
      Total expenses ......................     43,265       77,106      122,860      214,065
                                              --------    ---------    ---------    ---------

OPERATING INCOME (LOSS) ...................        341      (21,599)         411      (48,178)
                                              --------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
   Interest income ........................      3,530        4,259       10,131       12,089
   Interest expense, net of amounts
    capitalized ...........................     (5,859)     (18,262)     (18,749)     (44,036)
   Other, net .............................        218          124          178           60
                                              --------    ---------    ---------    ---------
      Total other income (expense) ........     (2,111)     (13,879)      (8,440)     (31,887)
                                              --------    ---------    ---------    ---------
NET LOSS BEFORE INCOME TAXES ..............     (1,770)     (35,478)      (8,029)     (80,065)
BENEFIT FOR INCOME TAXES ..................        854       12,954        3,060       29,050
                                              --------    ---------    ---------    ---------
NET LOSS ..................................   $   (916)   $ (22,524)   $  (4,969)    $(51,015)
                                              --------    ---------    ---------    ---------
                                              --------    ---------    ---------    ---------




                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
                                                       1995          1996
                                                       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................    $ (4,969)   $  (51,015)
   Adjustments to reconcile net loss to net
    cash flows from operating activities--
      Depreciation and amortization ............       1,490        20,003
      Provision for doubtful accounts ..........          --           587
      Benefit for deferred taxes ...............      (6,509)      (25,040)
      Amortization of deferred debt issuance
       costs on Dish Notes and ESBC Notes ......         945         1,759
      Amortization of discount on Dish and ESBC
       Notes, net of amounts capitalized .......      17,455        40,229
      Equity in earnings of joint venture ......         (39)           --
      Change in reserve for excess and obsolete
       inventory ...............................         277         2,579
      Change in long-term deferred programming
       revenue .................................          --         6,790
      Change in accrued interest on convertible
       subordinated debentures from SSET .......        (427)         (418)
      Other, net ...............................        (405)          232
      Changes in working capital items --
         Trade accounts receivable .............      (1,284)      (10,430)
         Advances to affiliates ................          --       (57,747)
         Inventories............................      (6,358)       (8,056)
         Income tax receivable .................          --        (2,657)
         Other current assets ..................        (685)       (6,613)
         Liability under cash management
          program ..............................         (57)           --
         Trade accounts payable ................     (10,441)        8,999
         Deferred programming revenue ..........        (719)       61,753
         Accrued expenses and other current
          liabilities ..........................         661         7,415
                                                    ---------     ---------
            Net cash flows from operating
             activities ........................     (11,065)      (11,630)
                                                    ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable investment
    securities .................................     (18,711)      (54,106)
   Sales of marketable investment securities ...      41,974        12,361
   Purchases of restricted marketable investment
    securities .................................     (15,000)      (20,761)
   Funds released from restricted cash and
    marketable investment securities - other ...          --         5,700
   Purchases of property and equipment .........      (1,700)       (8,597)
   Offering proceeds and investment earnings
    placed in escrow ...........................      (7,570)     (191,941)
   Refund of launch payment placed in escrow ...          --        (4,500)
   Funds released from escrow accounts .........      51,842       133,768
   Payments received on convertible subordinated
    debentures from SSET .......................          --         5,252
   Expenditures for satellite systems under
    construction ...............................     (53,984)     (136,414)
   Investment in subscriber acquisition costs ..          --       (46,918)
   Expenditures for FCC authorizations .........          --           (25)
                                                    ---------     ---------
      Net cash flows from investing activities..      (3,149)     (306,181)
                                                    ---------     ---------


                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)




                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      ---------------------
                                                        1995         1996
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and
   note payable ..................................    $   (167)    $ (4,207)
  Proceeds from issuance of Common Stock .........          --            1
  Net proceeds from issuance of ESBC Notes .......          --      336,994
                                                      ---------    --------
     Net cash flows from financing activities ....        (167)     332,788
                                                      ---------    --------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS .....................................     (14,381)      14,977
CASH AND CASH EQUIVALENTS, beginning of period ...      17,506       13,949
                                                      ---------    --------
CASH AND CASH EQUIVALENTS, end of period .........    $  3,125     $ 28,926
                                                      ---------    --------
                                                      ---------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts
   capitalized ...................................    $    353     $  2,049
  Cash paid for income taxes .....................       1,311           --
  Note payable issued for deferred satellite
   construction payments for EchoStar II .........          --       28,000
  Satellite launch payment for EchoStar II applied
   to EchoStar I launch ..........................          --       15,000
  Increase in note payable for deferred satellite
   construction payments for EchoStar I ..........          --        3,167
  Cumulative Series A Preferred Stock
   dividends .....................................         602           --





                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995 AND SEPTEMBER 30, 1996


THIS FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE FORM 10-Q AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ECHOSTAR WITH RESPECT TO, AMONG OTHER THINGS: (I) ECHOSTAR'S FINANCING PLANS; (II) TRENDS AFFECTING ECHOSTAR'S FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS; (III) ECHOSTAR'S GROWTH STRATEGY; (IV) ECHOSTAR'S ANTICIPATED RESULTS OF FUTURE OPERATIONS; AND (V) REGULATORY MATTERS AFFECTING ECHOSTAR. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1) BUSINESS AND BASIS OF PRESENTATION

PRINCIPAL BUSINESS AND FINANCING ACTIVITIES

    EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESBC") is a wholly owned subsidiary of EchoStar Communications Corporation ("EchoStar"), a publicly traded company on the NASDAQ National Market. Dish, Ltd. is a wholly-owned direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd. In March 1996, ESBC completed a private offering (the "ESBC Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004, resulting in net proceeds of approximately $337.0 million. ESBC subsequently filed a Registration Statement on Form S-1 to effect the exchange of those Notes for publicly registered debentures (the "ESBC Notes") with the same terms. Proceeds from the ESBC Notes Offering have been or will be used for: (i) continued development, marketing and distribution of the DISH Network-SM-; (ii) EchoStar's purchase of DBS frequencies at 148DEG. WL (the "148 Frequencies"); (iii) partial funding of the construction, launch and insurance of the satellites DBSC I ("EchoStar III") and EchoStar IV; (iv) additional launch costs of EchoStar II; and (v) other general corporate purposes. The 148 Frequencies were acquired by EchoStar at a public auction held by the Federal Communications Commission ("FCC") in January 1996 (the "FCC Auction"). In connection with the ESBC Notes Offering, EchoStar contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESBC. This transaction has been accounted for as a reorganization of entities under common control whereby Dish, Ltd. has been treated as the predecessor to ESBC. ESBC is subject to all, and EchoStar is subject to certain of, the terms and conditions of the Indenture related to the ESBC Notes (the "ESBC Notes Indenture").

    ESBC is one of only two direct broadcast satellite ("DBS") companies in the United States with the capacity to provide comprehensive nationwide DBS programming service in 1996. ESBC's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. ESBC launched its second satellite EchoStar II ("EchoStar II") on September 10, 1996. ESBC significantly increased the channel capacity and programming offerings of the DISH Network-SM- when EchoStar II became fully operational in November 1996. ESBC now provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, ESBC is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products and domestic distribution of DTH programming.

    ESBC's primary objective is to become one of the leading providers of subscription television and other satellite delivered services in the United States. ESBC had approximately 190,000 and 250,000 subscribers to DISH Network-SM- programming as of September 30, 1996 and November 11, 1996, respectively.

    In the first quarter of 1996, EchoStar formed a wholly owned subsidiary, Dish Network Credit Corporation ("DNCC"), for the purpose of providing consumer financing for EchoStar's domestic DTH products and services. At that time, ESBC's subsidiary that previously provided these services ceased new loan origination activities. In future periods, revenue from loan origination and participation income will continue to decline.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


    In June 1994, Dish, Ltd. completed a public offering (the "Dish Notes Offering") of 12 7/8% Senior Secured Discount Notes due 2004 (the "Dish Notes") and Warrants (collectively, the "Dish Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish, Ltd. and its subsidiaries are subject to the terms and conditions of the Indenture related to the Dish Notes (the "Dish Notes Indenture"). Substantially all of the Warrants issued in connection with the Dish Notes Offering have been exercised. In June 1995, EchoStar completed an offering of its Class A Common Stock, resulting in net proceeds of approximately $63.0 million (the "Equity Offering").

    As of September 30, 1996, EchoStar owned approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC"). DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for eleven DBS frequencies at 61.5DEG. WL and eleven DBS frequencies at 175DEG. WL (the "DBS Rights"). EchoStar intends to merge DBSC with Direct Broadcasting Satellite Corporation, a Colorado Corporation ("New DBSC"), a wholly owned subsidiary of EchoStar (the "DBSC Merger"). As a result of the DBSC Merger, EchoStar will hold, through New DBSC, DBSC's DBS Rights. The DBSC Merger has been approved by a majority of DBSC's shareholders and the FCC. EchoStar is in the process of registering shares of its Class A Common Stock which are expected to be issued in connection with the DBSC Merger. On October 25, 1996, EchoStar filed Amendment No. 3 to a Registration Statement on Form S-4 under the Securities Act covering 658,000 shares of EchoStar Class A Common Stock.

BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Combined and Consolidated Financial Statements and footnotes thereto included in Dish, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

    The accompanying consolidated financial statements include only the accounts of ESBC and its subsidiaries and exclude all accounts of ESBC's parent, EchoStar.

    Unless otherwise stated herein, or the context otherwise requires, references herein to ESBC shall include ESBC and all of its direct and indirect subsidiaries, and EchoStar shall include EchoStar, ESBC and all of their direct and indirect wholly owned subsidiaries.

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

SIGNIFICANT RISKS AND UNCERTAINTIES

    The commencement of EchoStar's DBS business has dramatically changed EchoStar's operating results and financial position when compared to its historical results. EchoStar consummated the Dish Notes Offering, the ESBC Notes Offering and the Equity Offering to partially satisfy the capital requirements for the construction, launch and

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

operation of EchoStar I, EchoStar II, EchoStar III and EchoStar IV. Annual interest expense on the Dish Notes and ESBC Notes and depreciation of the investment in the satellites and related assets is of a magnitude that exceeds historical levels of income before taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects net losses to continue through at least 1998. As of September 30, 1996, EchoStar expects to invest approximately an additional $400 million to fund contractor financing obligations with respect to EchoStar I and EchoStar II and to complete the construction phase and launch of EchoStar III and EchoStar IV (Note 6). EchoStar's plans also include the financing, construction and launch of two fixed service satellites, additional DBS satellites and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits.

    In August 1996, ESBC introduced a nationwide marketing promotion (the "EchoStar Promotion") which offers a standard EchoStar Receiver System to consumers for $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 40 CDSM programming package (America's Top 50 CDSM programming package effective November 1, 1996) for approximately $300. The EchoStar Promotion has significantly increased the affordability of EchoStar Receiver Systems for consumers. The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of ESBC's products and to build consumer awareness of the DISH Network-SM- brand. This promotion is consistent with and emphasizes ESBC's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base. The EchoStar Promotion requires significant investment by ESBC to acquire subscribers, but ESBC believes the investment is fully recoverable from the DBS programming revenues expected to be generated. ESBC receivers process only DISH Network-SM- signals because of the proprietary encryption technology employed. Consequently, the satellite receivers and other reception equipment can not be utilized with competitors' DBS systems, and unlike the cellular phone industry, subscribers can not seamlessly migrate to alternative DBS providers. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low ESBC subscriber turnover rates, ESBC anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years. However, as renewal data for subscribers to the DISH Network-SM-is not yet available, among other things, ESBC has elected to amortize its subscriber acquisition costs over a one year period. This amortization period is equal to the term of the prepaid programming package under the ESBC Promotion. As ESBC's DISH Network-SM- subscriber base matures and ESBC develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. In addition, EchoStar's experience to date is that a majority of subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recover the average investment per subscriber. ESBC's present marketing strategy is based on current and anticipated competitive conditions which may change, and such changes could be adverse to ESBC.

    ESBC has agreements with two manufacturers to supply DBS receivers for ESBC. Only one of the manufacturers has produced a receiver acceptable to ESBC. ESBC previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million in an escrow account (the "Non-Performing Manufacturer Escrow Account") as security for ESBC's payment obligations under that contract. ESBC has given this non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer. Consequently, ESBC is currently dependent on one manufacturing source for its receivers. Since ESBC has given the non-performing manufacturer notice of its intent to terminate the contract, ESBC has not included amounts due under the contract in ESBC's future purchase commitments. The performing manufacturer is presently manufacturing receivers in sufficient quantities to meet currently expected demand. If ESBC's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, ESBC's liquidity and results of operations would be adversely affected. There can be no assurance ESBC will be able to recover any amounts deposited with the non-performing manufacturer or held in escrow.

    EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity will result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes; (ii) increases in depreciation expense on the satellites and other fixed assets; (iii) amortization of subscriber acquisition

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy NASDAQ's National Market listing criteria, EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it would be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

    As a result of the factors discussed above, EchoStar will need to raise additional capital to complete the construction and launch of EchoStar III and EchoStar IV. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. In anticipation of its future capital requirements and in order to fully implement its business strategy, EchoStar regularly examines, and is currently examining, opportunities to expand its DBS business, technology base and product lines through means such as licenses, joint ventures, strategic alliances, strategic investments and acquisitions of assets or ongoing businesses. Currently, EchoStar has not made a commitment to any new strategic transaction. At any time, however, EchoStar may agree to enter into a new strategic transaction. Should EchoStar agree to enter into a new strategic transaction, there can be no assurance as to the terms or timing of the transaction, whether the transaction will be consummated or whether the transaction would improve EchoStar's financial condition, results of operations, business or prospects in any material manner. Further increases in the investment in subscriber acquisition costs, inadequate supplies of DBS receivers or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

(2) SUPPLEMENTAL ANALYSIS

CASH AND CASH EQUIVALENTS

    ESBC considers all investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995, and September 30, 1996 consist of money market funds, corporate notes and commercial paper stated at cost which equates to market value.

RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

    ESBC classifies all marketable investment securities as available-for-sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes. The specific identification method is used to determine cost in computing realized gains and losses.

    Restricted Cash and Marketable Investment Securities in Escrow Accounts as reflected on the accompanying consolidated balance sheets represent the remaining net proceeds received from the Dish Notes Offering, and a portion of the proceeds from the ESBC Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and continued growth of the DISH Network-SM-. These proceeds are held in separate escrow accounts (the "Dish Escrow Account" and the "ESBC Escrow Account") for the benefit of the holders of the Dish Notes and ESBC Notes, respectively, and are invested in certain debt and other marketable investment securities, as permitted by the respective Indentures, until disbursed for the express purposes identified in the Dish Notes Offering Prospectus and the ESBC Notes Offering Prospectus, as the case may be.

    Other Restricted Cash includes $11.4 million and $5.7 million at December 31, 1995 and September 30, 1996, respectively, to satisfy certain covenants in the Dish Notes Indenture regarding launch insurance for EchoStar I and EchoStar
II. In addition, as of December 31, 1995 and September 30, 1996, $15.0 million was in the Non-Performing Manufacturer Escrow Account established pursuant to a DBS receiver manufacturing contract for payment to the manufacturer as certain milestones are reached. As of September 30, 1996, approximately $20.0 million was in a separate escrow account established pursuant to a second DBS receiver manufacturing agreement, covering EchoStar's payment

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

obligations. Additionally, approximately $750,000 was in an escrow account for the purpose of cash collateralizing standby letters of credit to a vendor. The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                               DECEMBER 31, 1995                 SEPTEMBER 30, 1996
                      --------------------------------    -------------------------------
                                   UNREALIZED                         UNREALIZED
                      AMORTIZED     HOLDING     MARKET    AMORTIZED    HOLDING     MARKET
                        COST         GAIN       VALUE       COST        (LOSS)      VALUE
                      ---------    ----------   ------    ---------   ----------   ------

Commercial paper ..... $ 66,214     $  --     $ 66,214    $ 115,444    $   --    $ 115,444
Government bonds .....   32,904       420       33,324       41,040       (33)      41,007
Corporate notes ......       --        --           --       19,111       (62)      19,049
Certificates of
 deposit .............       --        --           --          750        --          750
Accrued interest .....      153        --          153          660        --          660
                        -------     -----      -------    ---------    -------   ---------
                        $99,271     $ 420     $ 99,691    $ 177,005    $  (95)   $ 176,910
                        -------     -----      -------    ---------    -------   ---------
                        -------     -----      -------    ---------    -------   ---------

INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method. Proprietary products are manufactured by outside suppliers to ESBC's specifications. ESBC also distributes non-proprietary products purchased from other manufacturers. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. The major components of inventory were as follows (in thousands):

                                            DECEMBER 31,   SEPTEMBER 30,
                                               1995            1996
                                            ------------   -------------

     EchoStar Receiver Systems ..........   $     --        $ 20,878
     DBS receiver components ............      9,615          11,544
     Consigned DBS receiver components ..         --           6,633
     Finished goods - C-band ............     11,161           4,246
     Finished goods - International .....      9,297           3,518
     Competitor DBS Receivers ...........      9,404              --
     Spare parts ........................      2,089           2,199
     Reserve for excess and obsolete
      inventory .........................     (2,797)         (4,772)
                                            --------        --------
                                            $ 38,769        $ 44,246
                                            --------        --------
                                            --------        --------

SUBSCRIBER ACQUISITION COSTS

    To attract subscribers to the DISH Network-SM-, ESBC has sponsored certain sales promotions through ESBC's various distribution outlets. Currently, ESBC has chosen to reduce the retail price of ESBC's proprietary DBS reception equipment at less than cost when consumers subscribe to and prepay for DISH Network-SM- programming service for a minimum of one year. Transaction proceeds to ESBC applicable to the DISH Network-SM- programming (a minimum of $300 per subscriber) are deferred and recognized as revenue over the period of service. The remaining transaction proceeds are recognized as equipment revenue on shipment and an equal amount is charged to expense. ESBC's investment in each subscriber is equal to the cost of the equipment, less any remaining non-programming transaction proceeds to ESBC. This amount is deferred and is being amortized over a one year period, which is equal to the length of the programming package available under the EchoStar Promotion. As ESBC's DISH Network-SM- subscriber base matures and ESBC develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. Amortization of subscriber acquisition costs for the three and nine months ended September 30, 1996 was approximately $3.3 million and $3.4 million, respectively.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Cost includes interest capitalized on the EchoStar DBS System during construction at ESBC's effective borrowing rate. The major components of property and equipment were as follows (in thousands):

                                                ESTIMATED
                                               USEFUL LIFE   DECEMBER 31,   SEPTEMBER 30,
                                               (IN YEARS)       1995            1996
                                              -----------   ------------   -------------
     Construction in progress ...............       --        $ 282,373      $ 225,948
     EchoStar I satellite ...................       12               --        201,607
     Furniture, fixtures and equipment.......     2-12           35,127         65,309
     Buildings and improvements .............     7-40           21,006         21,620
     Tooling and other ......................        2            2,039          4,382
     Land ...................................       --            1,613          1,613
     Vehicles ...............................        7            1,310          1,325
                                                              ---------      ---------
        Total property and equipment ........                   343,468        521,804
           Less-Accumulated depreciation.....                   (10,269)       (26,749)
                                                              ---------      ---------
           Net property and equipment .......                 $ 333,199      $ 495,055
                                                              ---------      ---------
                                                              ---------      ---------

     Construction in progress primarily includes capitalized costs related to the construction, insurance and launch of EchoStar II, which was launched in September 1996 and became fully operational in November 1996. Construction in progress consisted of the following (in thousands):

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               1995           1996
                                                           ------------   -------------
   Progress amounts for satellite construction, launch,
    launch insurance, capitalized interest, launch and
    in-orbit tracking, telemetry and control services:
         EchoStar I ....................................    $ 193,629       $      --
         EchoStar II ...................................       88,634         225,948
   Other ...............................................          110              --
                                                            ---------       ---------
                                                            $ 282,373       $ 225,948
                                                            ---------       ---------
                                                            ---------       ---------

OTHER NONCURRENT ASSETS

    The major components of other noncurrent assets were as follows (in thousands):

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               1995           1996
                                                           ------------   -------------
   Deferred tax assets, net                                  $ 12,109      $  36,658
   FCC authorizations, net of amortization .............       11,309         12,450
   ESBC Notes deferred debt issuance costs, net of
    amortization .......................................           --         12,240
   Dish Notes deferred debt issuance costs, net of
    amortization .......................................       10,622          9,692
   SSET convertible subordinated debentures and
    accrued interest ...................................        9,610          4,776
   Other, net ..........................................          897          1,004
                                                             --------      ---------
                                                             $ 44,547      $  76,820
                                                             --------      ---------
                                                             --------      ---------

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

FCC AUTHORIZATIONS

    FCC authorizations are recorded at cost and are amortized using the straight-line method. Amortization begins at the time the related satellite becomes operational, or capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorization costs are amortized over 12 years, the expected useful life of the related satellite.

DEFERRED PROGRAMMING REVENUE

    Deferred programming revenue consists principally of prepayments received from subscribers to the DISH Network-SM- programming which are recognized as revenue in the period the programming is provided. ESBC similarly defers prepayments received from subscribers to C-band programming sold by ESBC as an authorized distributor.

    ESBC also receives advance payments from certain programming providers for carriage on the DISH Network-SM- which are deferred and recognized as revenue on a straight-line basis over the contract term.

INTEREST EXPENSE

    Interest expense, net of amounts capitalized, on the accompanying income statements includes: (i) amortization of original issue discount on the Dish Notes and the ESBC Notes; (ii) interest expense on contractor financing of EchoStar I; (iii) interest expense on corporate mortgage indebtedness; and (iv) discounts on accounts receivable for EchoStar Receiver Systems and DISH Network-SM- programming which have been sold without credit recourse to third party financing groups.

(3) LONG-TERM DEBT

DISH NOTES

    During June 1994, Dish, Ltd. completed the Dish Notes Offering of 624,000 units consisting of $624.0 million aggregate principal amount of the Dish Notes and 3,744,000 Warrants. The Dish Notes Offering resulted in net proceeds to Dish, Ltd. of approximately $323.3 million. Substantially all of the Warrants issued in connection with the Dish Notes Offering have been exercised. Interest on the Dish Notes currently is not payable in cash but accrues through June 1, 1999, with the Dish Notes accreting to $624.0 million by that date. Thereafter, interest on the Dish Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At September 30, 1996, the Dish Notes were reflected in the accompanying financial statements at $422.8 million, net of unamortized discount of $201.2 million.

ESBC NOTES

    During March 1996, ESBC completed the ESBC Notes Offering consisting of $580.0 million aggregate principal amount of the ESBC Notes. The ESBC Notes Offering resulted in net proceeds to ESBC of approximately $337.0 million. Interest on the ESBC Notes currently is not payable in cash but accrues through March 15, 2000, with the ESBC Notes accreting to $580.0 million by that date. Thereafter, interest on the ESBC Notes will be payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 2000. At September 30, 1996, the ESBC Notes were reflected in the accompanying financial statements at $372.6 million, net of unamortized discount of $207.4 million.

(4) BANK CREDIT FACILITY AND LETTERS OF CREDIT

    From May 1994 to May 1996, the principal subsidiaries of EchoStar, exceptDish, Ltd., other than EchoStar Satellite Corporation (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility.

(5) INCOME TAXES

    The components of the benefit for income taxes were as follows (in thousands):

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                    ---------------------      -------------------
                                      1995         1996          1995        1996
                                    -------       -------      -------      ------
     Current (provision) benefit
       Federal ...................  $  (635)    $   (493)      $ (2,233)   $ 3,919
       State .....................     (180)        (427)          (549)       278
       Foreign ...................     (216)         (67)          (667)      (187)
                                    -------     --------       --------    -------
                                     (1,031)        (987)        (3,449)     4,010
                                    -------     --------       --------    -------

     Deferred benefit
       Federal ...................    1,594       12,916          5,410     23,380
       State .....................      291        1,025          1,099      1,660
                                    -------     --------       --------    -------
                                      1,885       13,941          6,509     25,040
                                    -------     --------       --------    -------
         Total benefit ...........  $   854     $ 12,954       $  3,060    $29,050
                                    -------     --------       --------    -------
                                    -------     --------       --------    -------

    ESBC's deferred tax assets (approximately $39.1 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and ESBC Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because ESBC currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from ESBC's current expectations, its judgment regarding the need for a valuation allowance may change.

(6) OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

    EchoStar has contracted with Lockheed Martin Corporation ("Martin") for the construction and delivery of high powered DBS satellites and for related services. Martin constructed both EchoStar I and EchoStar II and is in the construction phase on EchoStar III and EchoStar IV. The construction contract for EchoStar III contains a provision whereby, beginning August 1, 1997, includes a PER DIEM penalty of $3,333, to a maximum of $100,000, is payable if EchoStar III is not delivered by July 31, 1997. Beginning September 1, 1997, additional delays in the delivery of EchoStar III would result in additional PER DIEM penalties of $33,333, up to a maximum of $5.0 million in the aggregate. The contract for EchoStar IV contains a provision whereby, beginning February 16, 1998, includes a PER DIEM penalty of $50,000, to a maximum of $5.0 million in the aggregate, is payable if EchoStar IV is not delivered by February 15, 1998. The contract also contains a provision whereby Martin is entitled to an early delivery incentive payment of $50,000 for each day before February 15, 1998 the satellite is delivered to the launch site of Baikonur, Kazakhstan, up to a maximum of $5.0 million in the aggregate. This contract also contains an option provision which allows EchoStar to commence the construction phase of a fifth DBS satellite ("EchoStar V").

    EchoStar is utilizing $28.0 million of contractor financing for EchoStar
II. The contractor financing for EchoStar II bears interest at 8.25% and is payable in equal monthly principal and interest installments are due over five years following launch. Contractor financing of $15.0 million each will be used for EchoStar III and EchoStar IV. Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25% and principal and interest payments are, with equal monthly installments due over five years following the launch of the respective satellite.

    EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining price is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

    In July 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar issued a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

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

    In connection with the satellite contracts discussed above and other related commitments, in the fourth quarter of 1996 EchoStar expects to expend:
(i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the 148 Frequencies. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million on contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

PURCHASE COMMITMENTS

    ESBC has entered into agreements with various manufacturers to purchase DBS receivers and related components manufactured based on ESBC's supplied specifications. As of September 30, 1996 the remaining commitments total approximately $148.7 million. As described previously, ESBC has agreements with two manufacturers to supply DBS receivers for ESBC. Only one of the manufacturers has produced a receiver acceptable to ESBC. Since ESBC has given the non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer, ESBC has not included amounts due under the contract in ESBC's purchase commitments. At September 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $150.0 million. All but approximately $19.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder are expected to be made during 1997. ESBC expects to finance these purchases from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

            ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


OTHER RISKS AND CONTINGENCIES

    EchoStar is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of EchoStar or ESBC.

(7) SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

    The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd. (collectively, the "Dish Notes Guarantors"), except for certain de minimis domestic and foreign subsidiaries.

    The ESBC Notes are initially guaranteed by EchoStar on a subordinated basis. On and after the Dish Guarantee Date (as defined in the ESBC Notes Indenture), the ESBC Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. On and after the date upon which the DBSC Merger is consummated, the ESBC Notes will be guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC.

    The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $277,000 and $134,000 as of December 31, 1995 and September 30, 1996, respectively. Summarized consolidated financial information for Dish, Ltd. is as follows (in thousands):

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                          ---------------------    ----------------------
                                            1995         1996         1995         1996
                                          -------       -------    --------       -------
   Income Statement Data --
     Revenue .........................    $ 43,606    $  55,507    $ 123,271    $ 165,887
     Expenses ........................      43,265       77,069      122,860      214,010
                                          --------    ---------    ---------    ---------
     Operating income (loss) .........         341      (21,562)         411      (48,123)
     Other income (expense), net .....      (2,111)      (7,970)      (8,440)     (19,846)
                                          --------    ---------    ---------    ---------
     Net loss before income taxes ....      (1,770)     (29,532)      (8,029)     (67,969)
     Benefit for income taxes ........         854       11,391        3,060       25,340
                                          --------    ---------    ---------    ---------
       Net loss ......................    $   (916)   $ (18,141)   $  (4,969)   $ (42,629)
                                          --------    ---------    ---------    ---------
                                          --------    ---------    ---------    ---------

                                          DECEMBER 31,  SEPTEMBER 30,
                                             1995           1996
                                          ------------  -------------
   Balance Sheet Data --
     Current assets ..................    $  81,858      $ 146,940
     Property and equipment, net .....      333,199        495,055
     Other noncurrent assets .........      144,238        102,359
                                          ---------      ---------
       Total assets ..................    $ 559,295      $ 744,354
                                          ---------      ---------
                                          ---------      ---------

     Current liabilities .............    $  50,743      $ 210,509
     Long-term liabilities ...........      415,662        483,846
     Stockholder's equity ............       92,890         49,999
                                          ---------      ---------
       Total liabilities and
        stockholder's equity .........    $ 559,295      $ 744,354
                                          ---------      ---------
                                          ---------      ---------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ESBC currently operates three related businesses: (i) operation of the DISH Network-SM- and the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of DTH products worldwide; and (iii) domestic distribution of DTH programming. During March 1996 ESBC began broadcasting and selling programming packages available from the DISH Network-SM-. ESBC expects to derive its future revenue principally from periodic subscription fees for DISH Network-SM- programming and, to a lesser extent, from the sale of equipment. The growth of DBS service and equipment sales has had and will continue to have a material negative impact on ESBC's domestic sales of C-band DTH products; however this negative impact has been more than offset for the nine months ended September 30, 1996 by sales of EchoStar Receiver Systems. As sales of ESBC DBS programming and receivers increase, ESBC expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

    ESBC generally bills for DISH Network-SM- programming periodically in advance and recognizes revenue as service is provided. DISH Network-SM-revenue is a function of: (i) the number of subscribers; (ii) the mix of programming packages selected by subscribers; (iii) the rates charged subscribers; (iv) revenue from ancillary programming activities (such as Pay-Per-View) and; and (v) revenue from satellite usage time agreements. DBS programming costs are generally based upon the number of subscribers to each programming offering; however, certain programmers pay EchoStar for carriage of their signals. Since August 1996, ESBC has introduced several marketing promotions, the most significant of which is a nationwide marketing promotion (the "EchoStar Promotion") which offers a standard EchoStar Receiver System to consumers for $199 (as compared to the original average retail costprice in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 40 CDSM programming package (America's Top 50 CDSM programming package effective November 1, 1996) for approximately $300. The EchoStar Promotion has significantly increased the affordability of EchoStar Receiver Systems for consumers. The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of ESBC's products and to build consumer awareness of the DISH Network-SM- brand. This promotion is consistent with and emphasizes ESBC's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base. The EchoStar Promotion requires significant investment by ESBC to acquire subscribers, ESBC believes the investment is fully recoverable from the DBS programming revenues expected to be generated. ESBC receivers process only DISH Network-SM- signals because of the proprietary encryption technology employed. Consequently, the satellite receivers and other reception equipment can not be utilized with competitors' DBS systems, and unlike the cellular phone industry, subscribers can not seamlessly migrate to alternative DBS providers. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low ESBC subscriber turnover rates, ESBC anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years. However, as renewal data for subscribers to the DISH Network-SM-is not yet available, among other things, ESBC has elected to amortize its subscriber acquisition costs over a one year period. This amortization period is equal to the term of the prepaid programming package under the EchoStar Promotion. As ESBC's DISH Network-SM- subscriber base matures and ESBC develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. In addition, EchoStar's experience to date is that a majority of subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recover the average investment per subscriber. ESBC's present marketing strategy is based on current and anticipated competitive conditions which may change, and such changes could be adverse to ESBC. Future changes in marketing strategy may include additional promotions, including promotions geared toward further increasing the affordability of EchoStar Receiver Systems and related accessories, which, among other things, which could increase ESBC's investment in its subscriber base.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

    REVENUE. Total revenue for the three and nine months ended September 30, 1996 was $55.5 million and $165.9 million, respectively, an increase of $11.9 million, or 27%, and $42.6 million, or 35%, respectively, as compared to total revenue for the three and nine months ended September 30, 1995 of $43.6 million and $123.3 million, respectively. Revenue from domestic sales of DTH products for the three and nine months ended September 30, 1996 was $29.1 million and $104.0 million, respectively, an increase of $3.3 million, or 13%, and $38.3 million, or 58%, respectively, as compared to the same periods in 1995. The increase in domestic revenue was primarily due to $22.3 million and $74.0 million in revenue from the sale of EchoStar Receiver Systems during the three and nine months ended September 30, 1996, respectively. There were no EchoStar Receiver System sales during the comparable periods in 1995. The increases in domestic revenue were offset by a decrease of $5.7 million, or 48%, and $14.1 million, or 44%, in revenue from sales of C-band satellite receivers and related accessories, during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Additionally, domestic revenue generated from satellite receivers sold for a competitor's DBS system ("Competitor DBS Receivers") decreased approximately $10.2 million, or 100%, and $15.0 million, or 65%, for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. There was no revenue and $8.0 million of revenue from Competitor DBS Receiver sales for the three and nine months ended September 30, 1996, respectively, as compared to $10.2 million and $23.0 million for the same periods in 1995. The increases in domestic revenue were also partially offset by a decrease of $3.0 million, or 82%, and $6.6 million, or 63%, in revenue from sales of non-proprietary descrambler modules, during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The domestic market for C-band DTH products continued to decline during the three and nine months ended September 30, 1996, and this decline will continue to accelerate with the growth of DBS service and equipment sales. Consistent with the increases in revenue noted above, ESBC has experienced a corresponding increase in trade accounts receivable at September 30, 1996, and expects this trend to continue as ESBC develops additional channels of equipment distribution.

    Domestically, ESBC sold approximately 160,000 and 315,000 satellite receivers in the three and nine months ended September 30, 1996, respectively, an increase of 321% and 246%, respectively, as compared to approximately 38,000 and 91,000 satellite receivers, respectively, for the same periods in 1995. Of the total number of satellite receivers sold for the three and nine months ended September 30, 1996, approximately 154,000 and 274,000, respectively, were EchoStar Receiver Systems. EchoStar Receiver System revenue represented approximately 39% and 43%, respectively, of total revenue for the three and nine months ended September 30, 1996. Although there was a significant increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of the revenue recognition policy being applied to satellite receivers sold under the EchoStar Promotion combined with an approximate 26% reduction in the average selling price of C-band satellite receivers. During the promotional period, ESBC is recognizing substantially less DTH product revenue and expense related to EchoStar Receiver Systems sold pursuant to the EchoStar Promotion. EchoStar effectively allows consumers to buyCurrently, ESBC has chosen to reduce the retail price of ESBC's proprietary DBS reception equipment at less than cost if theywhen consumers subscribe to and prepay for DISH Network-SM- programming service for a minimum of one year. Transaction proceeds to ESBC applicable to the DISH Network-SM- programming (a minimum of $300 per subscriber) are deferred and recognized as revenue over the period of service. The remaining transaction proceeds are recognized as equipment revenue on shipment and an equal amount is charged to expense. ESBC's investment in each subscriber is equal to the cost of the equipment, less any remaining non-programming transaction proceeds to ESBC, measures EchoStar's investment in each new subscriber. This amount is deferred and is being amortized over a one year period, which is equal to the term of the prepaid programming package under the EchoStar Promotion. As ESBC's DISH Network-SM- subscriber base matures and ESBC develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. This promotion is consistent with and emphasizes ESBC's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base.

    Also included in the number of satellite receivers sold for the nine months ended September 30, 1996 are approximately 19,000 Competitor DBS Receivers as compared to 40,000, for the same period in 1995. During the nine months ended September 30, 1996, the Competitor DBS Receivers were sold at an approximate 25% reduction in the average selling price as compared to the nine months ended September 30, 1995. Competitor DBS Receiver revenue represented approximately 5% of total revenue for the nine months ended September 30, 1996. ESBC's agreement to distribute Competitor DBS Receiver systems terminated on December 31, 1995 and during the first half of 1996, ESBC sold all of its remaining inventory of Competitor DBS Receivers. The elimination of Competitor DBS Receiver inventory has been more than offset by a substantial increase in inventory of EchoStar Receiver Systems and related components, the sale of which has more than offset the elimination of revenue derived from the sale of Competitor DBS Receivers.

    DISH Network-SM- programming revenue was $15.3 million and $21.3 million for the three and nine months ended September 30, 1996, respectively. Since ESBC did not begin broadcasting and selling programming packages available on the DISH Network-SM- service until March 1996, there was no DISH Network-SM-programming revenue generated during the comparable periods in 1995. DISH Network-SM- programming revenue represented 27% and 12% of total revenue for the three and nine months ended September 30, 1996, respectively. In future periods, ESBC expects these percentages to continue to increase as ESBC expands its DISH Network-SM- subscriber base. ESBC had approximately 190,000 and 250,000 subscribers to DISH Network-SM- programming as of September 30, 1996 and November 11, 1996, respectively.

    C-band programming revenue was $2.9 million and $9.5 million for the three and nine months ended September 30, 1996, respectively, a decrease of $906,000, or 24%, and $2.0 million, or 17%, compared to the same periods in 1995. The decrease is attributable to the industry-wide decline in domestic C-band equipment sales and the related decline in domestic C-band programming revenue. This decline in C-band equipment sales and the related programming revenue is expected to continue and accelerate for the foreseeable future. The decline in C-band DTH programming revenue in 1996 has been more than offset by sales of DISH Network-SM- programming.

    Loan origination and participation income for the three and nine months ended September 30, 1996 was $184,000 and $676,000, respectively, a decrease of $258,000, or 58%, and $601,000, or 47%, respectively, compared to the same periods in 1995. The decrease in loan origination and participation income for the three and nine months ended September 30, 1996 was primarily due to the formation of DNCC, a wholly owned subsidiary of EchoStar, in the first quarter of 1996. EchoStar formed DNCC to provide consumer financing of EchoStar's domestic DTH products and services. Concurrent with the formation of DNCC, ESBC's subsidiary which previously provided these services ceased new loan origination activities. In future periods, revenue from loan origination and participation income will continue to decline.

    Revenue from international sales of DTH products for the three and nine months ended September 30, 1996 was $8.0 million and $30.3 million, respectively, a decrease of $5.5 million, or 41%, and $14.5 million, or 32%, respectively, as compared to the same periods in 1995. The decrease is directly attributable to a decrease in the number of analog satellite receivers sold combined with decreasing margins on products sold. Internationally, ESBC sold approximately 53,000 and 180,000 analog satellite receivers during the three and nine months ended September 30, 1996, a decrease of 34% and 31%, respectively, compared to approximately 80,000 and 261,000 units sold during the same periods in 1995. Overall, ESBC's international markets for analog DTH products declined during the three and nine months ended September 30, 1996 as anticipation for new international digital services continuesd to increase. This international decline in demand for analog satellite receivers is similar to the decline which has occurred in the United States and was expected by ESBC. To offset this anticipated decline in demand for analog satellite receivers, ESBC has been negotiating with digital service providers to distribute their proprietary receivers in ESBC's international markets. While ESBC is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

    OPERATING EXPENSES. Costs of DTH products sold were $35.3 million and $125.5 million for the three and nine months ended September 30, 1996, respectively, an increase of $4.5 million, or 14%, and $37.9 million, or 43%, respectively, as compared to the same periods in 1995. The increase in DTH operating expenses for 1996 resulted primarily from the increase in sales of EchoStar Receiver Systems. Operating expenses for DTH products as a percentage of DTH product revenue were 95% and 93% for the three and nine months ended September 30, 1996, respectively, compared to 78% and 79% for the same periods in 1995, respectively. This increase is principally attributable to the accounting treatment applied to satellite receivers sold under the EchoStar Promotion combined with an approximate 26% reduction in the average worldwide selling price of C-band satellite receivers and a 25% reduction in the average selling price of Competitor DBS Receivers, as described above.

    The costs of DISH Network-SM- programming were $6.1 million and $7.9 million for the three and nine months ended September 30, 1996, respectively. Since ESBC did not begin broadcasting and selling DISH Network-SM- programming packages available on the DISH Network-SM- service until March 4, 1996, there were no DISH Network-SM- programming expenses incurred during the comparable periods in 1995.

    The costs of C-band programming were $2.6 million and $8.6 million for the three and nine months ended September 30, 1996, respectively, a decrease of $900,000, or 26%, and $1.7 million, or 16%, respectively, as compared to the same periods in 1995. This decrease is mainly attributable to the decrease in C-band programming revenue. C-band programming expenses as a percentage of C- band programming revenue for the three and nine months ended September 30, 1996 were 89% and 91%, respectively, as compared to 92% and 90%, respectively for each of the same periods in 1995. Although there was a decrease in C-band programming revenue, gross profit margins earned on C-band programming remained relatively consistent. As previously discussed, the domestic market for C- C-band DTH products has continued to decline with the growth of DBS service and equipment sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $22.9 million and $52.0 million for the three and nine months ended September 30, 1996, respectively, an increase of $14.7 million, or 177%, and $28.6 million, or 122%, respectively, as compared to the same periods in 1995. This increase was principally due to: (i) increased personnel in all areas of the organization to support the DISH Network-SM-;
(ii) marketing and advertising prior to and in conjunction with the introduction of DISH Network-SM- service; (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995; and (iv) costs associated with operation of the DISH Network-SM- Call Center and related services which have been out-sourceds and subscription management related services. In future periods, EchoStar believes that although total selling, general and administrative expenses will continue to increase, the increase as a percentage of future revenue will decrease as subscribers are added and additional revenue from sales of DISH Network-SM- programming is recognized.

    Research and development costs totaled $1.6 million and $4.2 million for the three and nine months ended September 30, 1996, respectively, as compared to $1.5 million and $4.0 million for the same periods in 1995. The increase was principally due to research and development costs related to digital DBS receivers for domestic and international markets, principally offset by a reduction in research related to C-band receivers for domestic and international markets. ESBC expenses research and development costs as incurred and includes these costs in selling, general and administrative expenses.

    EBITDA. As expected, ESBC incurred operating losses for the three and nine months ended September 30, 1996. EBITDA for the three and nine months ended September 30, 1996 was a negative $11.4 million and a negative $28.2 million, respectively, a decrease of $12.4 million and $30.1 million, respectively, compared to the same periods in 1995. The decrease resulted from the factors affecting revenue and expenses discussed above. EBITDA represents earnings before interest income, interest expense net of other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. ESBC expects to continue to report operating losses through at least 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three and nine months ended September 30, 1996 was $10.3 million and $20.0 million, respectively, an increase of $9.5 million and $18.5 million, respectively, as compared to the same periods in 1995. The overall increase primarily resulted from depreciation on EchoStar I and the Digital Broadcast Center which were placed in service during the first quarter of 1996 and the fourth quarter of 1995, respectively, and the amortization of subscriber acquisition costs. Amortization of subscriber acquisition costs for the three and nine months ended September 30, 1996 was approximately $3.3 million and $3.4 million, respectively. As a result of the EchoStar Promotion, in future periods, amortization expense will be of a magnitude which significantly exceeds historical levels.

    OTHER INCOME AND EXPENSE. Other expense, net for the three and nine months ended September 30, 1996 was $13.9 million and $31.9 million, respectively, an increase of $11.8 million and $23.4 million, respectively, as compared to the same periods in 1995. The increase in other expense for the three and nine month periods ending September 30, 1996 resulted primarily from an increase in interest expense resulting from the issuance of the ESBC Notes. The increase has been partially offset by an increase in interest income attributable to increases in the balances of the ESBC Escrow Account, cash and marketable investment securities accounts as a result of proceeds received from the issuance of the ESBC Notes.

    INCOME TAX BENEFIT. Income tax benefit for the three and nine months ended September 30, 1996 was $13.0 million and $29.1 million, respectively, compared to income tax benefit of $854,000 and $3.1 million during the same periods in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three and nine months ended September 30, 1996. ESBC's deferred tax assets (approximately $39.1 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and ESBC Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because ESBC currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from ESBC's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

    ESBC used approximately $11.6 million for operations for the nine months ended September 30, 1996, as compared to $11.1 million used by operations for the same period in 1995. The cash used by operations for the nine months ended September 30, 1996 was mainly a result of increases in advances to affiliates, accounts receivable, inventory and other current assets all partially offset by deferred programming revenue related to the EchoStar Promotion and increases in trade accounts payable and accrued expenses and other current liabilities.

    From May 1994 to May 1996, the principal subsidiaries of EchoStar, exceptDish, Ltd., other than EchoStar Satellite Corporation (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility.

    During June 1994, Dish, Ltd. issued 624,000 units consisting of $624.0 million principal amount of the Dish Notes and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds of approximately $323.3 million, which were placed in the Dish Notes Escrow Account. As of September 30, 1996, substantially all of the Warrants issued in connection with the Dish Notes Offering had been exercised. Through September 30, 1996, $353.6 million had been withdrawn from the Dish Notes Escrow Account. At September 30, 1996, approximately $328.7 million of these proceeds had been applied to development and construction of the EchoStar DBS System and approximately $24.9 million had been applied to other permitted uses. During

    In March 1996, ESBC consummated a private placement of the ESBC Notes which were subsequently registered with the Securities and Exchange Commission. ESBC was formed in January 1996 for the purpose of the

ESBC Notes Offering. In connection with the ESBC Notes Offering, EchoStar has contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESBC. ESBC issued $580.0 million principal amount of the ESBC Notes for aggregate net proceeds of approximately $337.0 million of which $177.3 million was placed in the ESBC Notes Escrow Account and the remaining $159.7 million was placed in cash and cash equivalents or marketable investment securities. Through September 30, 1996, $46.3 million had been withdrawn from the ESBC Notes Escrow Account for development and construction of EchoStar III and EchoStar IV. As of September 30, 1996, approximately $135.4 million remained in the ESBC Escrow Account, which included investment earnings. Subsequent to September 30, 1996, an additional $25.5 million has been withdrawn from the ESBC Notes Escrow Account. Total cash on hand and marketable investment securities at September 30, 1996 were approximately $71.0 million. EchoStar guarantees the ESBC Notes on a subordinated basis.

    EchoStar anticipates expending an additional $35 million in working capital during the fourth quarter of 1996, including investment in subscriber acquisition costs. This cash requirement could increase if any of the following occur, among other things: (i) subscriptions to DISH Network-SM-programming differ from anticipated levels; (ii) actual expenses exceed present estimates; or (iii) investment in subscriber acquisition costs continue to increase beyond planned levels. In addition to the working capital requirements discussed above, during the fourth quarter of 1996, EchoStar expects to expend: (i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the 148 Frequencies. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million to repay contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

    As a result of the factors discussed above, EchoStar will need to raise additional capital to complete the construction and launch of EchoStar III and EchoStar IV. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. In anticipation of its future capital requirements and in order to fully implement its business strategy, EchoStar regularly examines, and is currently examining, opportunities to expand its DBS business, technology base and product lines through means such as licenses, joint ventures, strategic alliances, strategic investments and acquisitions of assets or ongoing businesses. Currently, EchoStar has not made a commitment to any new strategic transaction. At any time, however, EchoStar may agree to enter into a new strategic transaction. Should EchoStar agree to enter into a new strategic transaction, there can be no assurance as to the terms or timing of the transaction, whether the transaction will be consummated or whether the transaction would improve EchoStar's financial condition, results of operations, business or prospects in any material manner. Further increases in the investment in subscriber acquisition costs, inadequate supplies of DBS receivers or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

    EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity towill result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes;
(ii) increases in depreciation expense on the satellites and other fixed assets; (iii) amortization of subscriber acquisition costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy NASDAQ's National Market listing criteria,

EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it an investor may find itwould be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

    EchoStar has entered into a contract with Martin to begin the construction phase of EchoStar IV. This contract also allows EchoStar to begin the construction phase of EchoStar V. Concurrent with execution of this contract, EchoStar waived all penalties due from Martin for the late delivery of EchoStar I and EchoStar II.

    In July 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar issued a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

    In addition to the commitments described above, ESBC has entered into agreements with various manufacturers to purchase DBS receivers and related components manufactured based on ESBC's supplied specifications. As of September 30, 1996 the remaining commitments total approximately $148.7 million. As described previously, ESBC has agreements with two manufacturers to supply DBS receivers for ESBC. Only one of the manufacturers has produced a receiver acceptable to ESBC. Since ESBC has given the non-performing manufacturer notice of its intent to terminate the contract, ESBC has not included amounts due under the contract in ESBC's purchase commitments. At September 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $150.0 million. All but approximately $19.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. ESBC expects to finance these purchases from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

    EchoStar had outstanding $415.7 million and $849.2 million of long-term debt (including the Dish Notes and ESBC Notes, deferred satellite contract payments on EchoStar I and EchoStar II and mortgage indebtedness) as of December 31, 1995 and September 30, 1996, respectively. In addition, because interest on the Dish Notes is not payable currently in cash but accrues through June 1, 1999, the Dish Notes will accrete by $201.2 million through that date. Similarly, because interest on the ESBC Notes is not payable in cash but accrues through March 15, 2000, the ESBC Notes will accrete by $207.4 million through that date. EchoStar is utilizing $28.0 million of contractor financing for EchoStar II. The contractor financing for EchoStar II bears interest at 8.25% and is payable in equal monthly principal and interest installments are due over five years following launch. Contractor financing of $15.0 million each will be used for EchoStar III and EchoStar
IV. Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25% and principal and interest payments are, with equal monthly installments due over five years following the launch of the respective satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

    The Dish Notes and ESBC Notes Indentures impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the ESBC Notes are collateralized by the stock of Dish, Ltd., various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the Dish Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESBC's ability to fund interest and principal payments on the ESBC Notes will depend on successful operation and the acquisition of an adequate number of subscribers to the DISH Network-SM- and ESBC having access to available cash flows generated by the DISH Network-SM-, which in turn, will depend on ESBC's success in attracting subscribers to the DISH Network-SM-. If cash available to ESBC is not sufficient to service the ESBC Notes, EchoStar would be required to obtain cash from other sources such as issuance of equity securities, new borrowings or asset sales. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the ESBC Notes.

OTHER

DISH NOTES AND ESBC NOTES

    Three DBS orbital locations licensed by the FCC are generally recognized as capable of providing satellite service to the entire continental United States ("CONUS"). EchoStar has the right to utilize at least 21 DBS frequencies at one of those CONUS slots. In the event the number of frequencies EchoStar has the right to use at a CONUS orbital location is reduced to less than 21, then ESBC will be required to make an offer to repurchase all of the outstanding ESBC Notes, and Dish, Ltd. will be required to make an offer to repurchase one half of the outstanding Dish Notes. In the event the number of frequencies EchoStar has the right to use at a full CONUS orbital location falls below 11, then Dish, Ltd. will be required to make an offer to repurchase all of the outstanding Dish Notes, rather than only half. Additionally, in the event that EchoStar DBS Corporation, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESBC will be required under the ESBC Notes Indenture to repurchase up to $52.3 million of principal amount of the ESBC Notes.

    If the DBSC Merger or similar transaction does not occur on or before March 1, 1997, ESBC will be required to repurchase at least $83.0 million principal amount of the ESBC Notes. Further, in the event that EchoStar incurs more than $7.8 million in expenses (as defined in the ESBC Notes Indenture) in connection with the DBSC Merger, ESBC will be required to apply an amount equal to such expenses minus $7.8 million to an offer to repurchase the maximum principal amount of the ESBC Notes that may be purchased out of such proceeds.

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

RECEIVER MANUFACTURERS

    ESBC has agreements with two manufacturers to supply DBS receivers for ESBC. Only one of the manufacturers has produced a receiver acceptable to ESBC. ESBC previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million in an escrow account as security for ESBC's payment obligations under that contract. ESBC has given this non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer. Consequently, ESBC is currently dependent on one manufacturing source for its receivers. Since ESBC has given the non-performing manufacturer notice of its intent to terminate the contract, ESBC has not included amounts due under the contract in ESBC's future purchase commitments. The performing manufacturer is presently manufacturing receivers in sufficient quantities to meet currently expected demand. If ESBC's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, ESBC's liquidity and results of operations would be adversely affected. There can be no assurance ESBC will be able to recover any amounts deposited with the non-performing manufacturer or held in escrow.

FORWARD LOOKING STATEMENTS

    This Form 10-Q contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in the Form 10-Q and include statements regarding the intent, belief or current expectations of EchoStar with respect to, among other things: (i) EchoStar's financing plans; (ii) trends affecting EchoStar's financial conditions or results of operations;
(iii) EchoStar's growth strategy; (iv) EchoStar's anticipated results of future operations; and (v) regulatory matters affecting EchoStar. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.  DESCRIPTION
----------   -----------
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

   2.3* Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC")
           (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

   2.4* Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

   3.1(a)* Articles of incorporation of EchoStar Satellite Broadcasting
           Corporation ("ESBC") (incorporated herein by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1, Registration No. 333-3980).

   3.1(b)* Bylaws of ESBC (incorporated herein by reference to Exhibit 3.1(f) to the Registration Statement on Form S-1, Registration No. 333-3980).

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

   4.9* Indenture of Trust between ESBC and First Trust, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

   4.10* Security Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Echostar. Commission File No. 0-26176).

   4.11* Escrow and Disbursement Agreement between ESBC and First Trust (incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar. Commission File No. 0-26176).

   4.12* Pledge Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

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

 10.17(b)* Ninth Amendment to Satellite Construction Contract, dated as of
           February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated herein by reference to Exhibit
           10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 10.17(c)* Tenth Amendment to Satellite Construction Contract, dated as of
           July 18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated herein by reference to Exhibit 10.17(b) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

 10.18* Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 10.18 to the Form
           10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

 10.19* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta Corporation, dated as of May 31, 1995 (incorporated herein by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 27        Financial Data Schedule

---------------
* Incorporated by reference pursuant to Rule 12D-32 under the Securities and Exchange Act of 1934, as amended.

(b) REPORTS ON FORM 8-K.

    No current reports on Form 8-K were filed by ESBC during the period covered by this Quarterly Report on Form 10-Q.

                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EchoStar Satellite Broadcasting Corporation

Date:  November 14, 1996     / / STEVEN B. SCHAVER
                             -----------------------------------------
                                 Steven B. Schaver
                                 Vice President and Chief Financial Officer

                            / /  STEVEN B. SCHAVER
                             -----------------------------------------
                                 Steven B. Schaver
                                 Principal Financial Officer