Form 10-K405
period 1996-12-31
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1997-03-31
CIK 1012690

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________.

                       Commission file number: 333-3980

                  ECHOSTAR SATELLITE BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                COLORADO                                  84-1337871
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

       90 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                               80112
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (303) 799-8222

     Securities registered pursuant to Section 12(b) of the Act:    NONE

     Securities registered pursuant to Section 12(g) of the Act:    NONE

                          --------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     As of March 17, 1997, Registrant's outstanding voting stock consisted of 1,000 shares of Common Stock, $0.01 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                          --------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None.

                          --------------------------


================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item 1.   Business                                                                      1
Item 2.   Properties                                                                    3
Item 3.   Legal Proceedings                                                             3
Item 4.   Submission of Matters to a Vote of Security Holders                           *

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters         5
Item 6.   Selected Financial Data                                                       *
Item 7.   Management's Narrative Analysis of the Results of Operations                  6
Item 8.   Financial Statements and Supplementary Data                                   8
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                    8

                                   PART III

Item 10.  Directors and Executive Officers of Registrant                                *
Item 11.  Executive Compensation                                                        *
Item 12.  Security Ownership of Certain Beneficial Owners and Management                *
Item 13.  Certain Relationships and Related Transactions                                *

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               9

          Signatures                                                                   13

          Index to Financial Statement and Report of Independent Public Accountants   F-1

------------------

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (J)(1)(a) and (b) of Form 10-K.

                                   PART I
ITEM 1.  BUSINESS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS, INCLUDING THE ASKYB TRANSACTION (AS DEFINED HEREIN); THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," " ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

BRIEF DESCRIPTION OF BUSINESS

     EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESBC" or "the Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("EchoStar" or "ECC"). EchoStar's Class A Common Stock trades on the Nasdaq Stock Market under the symbol "DISH." ESBC, through its indirect subsidiaries, currently is one of only three DBS companies in the United States with the capacity to provide comprehensive nationwide DBS programming service. ESBC's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. EchoStar launched its second satellite ("EchoStar II") on September 10, 1996. EchoStar II significantly increased the channel capacity and programming offerings of the DISH Network-SM- when it became fully operational in November 1996. The Company currently provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, ESBC is engaged in the design, manufacture, distribution and installation of various satellite direct-to-home ("DTH") products, and domestic distribution of DTH programming. The Company's primary business objective is to become one of the leading providers of subscription television and other satellite delivered services in the United States.

     On February 24, 1997, EchoStar announced the formation of a DBS alliance (the "ASkyB Transaction") with The News Corporation Limited ("News"). Pursuant to a binding letter agreement, American Sky Broadcasting, LLC, an entity controlled by News ("ASkyB"), will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7 billion including an FCC license purchased during 1996 for approximately $682.5 million. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI Communications Corporation ("MCI") will have an approximate 19.9% interest in ASkyB. Four DBS satellites are
currently under construction for use by ASkyB.   ASkyB also is constructing a
digital broadcast center in Gilbert, Arizona, which, upon completion, will provide EchoStar with fully redundant digital broadcast center operations. Assuming consummation of the ASkyB Transaction, EchoStar's business plan would contemplate the eventual deployment of a total of seven DBS satellites. The Company anticipates that more than 200 channels of digital video and audio programming would be available for purchase by most continental U.S. television households. The Company is planning, subject to obtaining necessary regulatory and other approvals, to use the remaining portion of its DBS capacity to provide local programming to major population centers within the continental United States. The eventual use of the eighth DBS satellite has not been determined. While definitive agreements are expected to be executed in the near future, in the absence of definitive agreements, the letter agreement will continue as a binding commitment between the parties. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.

     In March 1996, ESBC completed an offering (the "ESBC Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "ESBC Notes"), which resulted in net proceeds to the Company of approximately $337.0 million. In connection with the ESBC Notes Offering, EchoStar contributed all of the outstanding capital stock of its wholly-owned subsidiary, Dish, Ltd., to ESBC. This transaction was accounted for as a reorganization of entities under common control whereby Dish, Ltd. was treated as the predecessor to ESBC. ESBC is subject to all, and EchoStar is subject to certain of, the terms and conditions of the indenture related to the ESBC Notes (the "ESBC Notes Indenture"). As a result of the above transactions, ESBC is a wholly-owned direct subsidiary of EchoStar; Dish, Ltd. is a wholly-owned direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

     Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar, ESBC and all direct and indirect wholly-owned subsidiaries thereof. The Company's management refers readers of this Annual Report on Form 10-K to EchoStar's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning the Company's material properties.

                                                           APPROXIMATE   OWNED
                                                             SQUARE       OR
       DESCRIPTION/USE                 LOCATION              FOOTAGE     LEASED
--------------------------             --------            -----------   ------
Corporate Headquarters and
 Warehouse Distribution Center    Englewood, Colorado         155,000     Owned

Office and Distribution Center    Sacramento, California       78,500     Owned

Digital Broadcast Center          Cheyenne, Wyoming            55,000     Owned

European Headquarters and         Almelo, The Netherlands      53,800     Owned
 Warehouse

ITEM 3.LEGAL PROCEEDINGS

     On July 29, 1996, EAC, DNCC, ESC and Echosphere Corporation (collectively, "EchoStar Credit"), filed a civil action against Associates Investment Corporation ("Associates") which is currently pending in the United States District Court in the District of Colorado. EchoStar Credit alleges that Associates, among other things, breached its contract with EchoStar Credit pursuant to which Associates agreed to finance the purchase of EchoStar Receiver Systems by consumers. EchoStar Credit alleges that Associates' refusal to finance certain prospective consumers has resulted in the loss of prospective customers to EchoStar's competitors. In addition, EchoStar Credit alleges that the loss of sales due to Associate's action forced EchoStar to lower the price on its products. Associate's filed counterclaims against EAC for fraud and breach of contract. Associates seeks approximately $10.0 million by way of its counterclaims. EAC intends to vigorously defend against such counterclaims. A trial date has not yet been set. It is too early in the litigation to make an assessment of the probable outcome.

     On September 26, 1996, ESC filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and declaratory relief. ESC seeks return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. ESC intends to vigorously defend the counterclaims. A trial date has not yet been set nor has discovery commenced. The Company believes, but can give no assurance that, ESC will be able to recover most, if not all, of the amounts deposited with Sagem and held in escrow.

     Certain purchasers of C-band and DISH Network-SM- systems have filed actions in various state courts in Alabama naming EchoStar, EAC or Echosphere Corporation as a defendant and seeking actual and punitive damages. At least ten actions have been filed. EchoStar believes additional actions may be filed. Plaintiffs' attorneys also may attempt to certify a class and/or add additional plaintiffs to the existing actions and seek greater damages. To date, a trial date (March 2, 1998) has been established for only one of the aforementioned actions. The actions filed to date also name as defendants the dealer and its employees who sold the equipment and the EAC financing source, which owns the consumer loans, made to the purchasers. Four of the actions involve EAC and Household Retail Services, Inc. ("HRSI") and six claims involve EAC and Bank One Dayton, N.A. EchoStar denies liability and intends to vigorously defend against the claims, which include allegations of fraud and lending law violations. While the actual damages claimed are not material, EchoStar is aware that juries in Alabama have recently issued a number of verdicts awarding substantial punitive damages on actual damage claims of less than $10,000.

     EAC and HRSI entered into a Merchandise Financing Agreement in 1989 (the "Merchant Agreement") pursuant to which HRSI acted as a consumer financing source for the purchase of, among other things, satellite systems distributed by Echosphere Corporation, a subsidiary of EchoStar to consumers through EAC dealers. HRSI terminated the Merchant Agreement as of December 31, 1994. During February 1995, EAC and Echosphere (the

"EAC Parties") filed suit against HRSI. The case is pending in U.S. District Court in Colorado (the "HRSI Litigation"). The EAC Parties have alleged, among other things, breach of contract, breach of fiduciary duty, fraud and wanton and willful conduct by HRSI in connection with termination of the Merchant Agreement and related matters. The EAC parties are seeking damages in excess of $10 million. HRSI's counterclaims have been dismissed with prejudice. Summary judgment motions have been pending on all remaining issues since May 1996. A trial date has not been set.

     On March 4, 1997, Feature Film Services ("Feature Films") filed a civil action against EchoStar in the U.S. District Court in the District of Chicago. Feature Films alleges that EchoStar has infringed against one of its patents. EchoStar believes that strong defenses against such claims are available and intends to vigorously defend against such claims. While no assurance can be given, EchoStar believes that indemnification from a vendor may be available in the event of an unfavorable outcome, and that a licensing agreement could be reached with Feature Films at reasonable terms.

     EchoStar is a party to certain other legal proceedings arising in the ordinary course of its business. EchoStar does not believe that any of these proceedings will have a material adverse affect on EchoStar's financial position or results of operations.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 17, 1997, all 1,000 authorized, issued and outstanding shares of the Company's Common Stock were held by EchoStar. There is currently no established trading market for the Company's Common Stock.

     ESBC has never declared or paid any cash dividends on its common stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of ESBC, ESBC's debt facilities, and other factors the Board of Directors considers appropriate. The Company currently intends to retain its earnings, if any, to support future growth and expansion. The Company's ability to declare dividends is affected by covenants in its debt facilities that prohibit ESBC from declaring dividends and its subsidiaries from transferring funds in the form of cash dividends, loans or advances to EchoStar.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUE. Total revenue for 1996 was $209.7 million, an increase of $45.8 million, or 28%, as compared to total revenue for 1995 of $163.9 million. The increase in total revenue in 1996 was primarily attributable to the introduction of EchoStar's DISH Network-SM- service during March 1996. In the future, the Company expects to derive its revenue principally from DISH Network-SM- subscription television services. As of December 31, 1996, the Company had approximately 350,000 DISH Network-SM- subscribers.

      The increase in total revenue in 1996 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international markets for C-band DTH products continued to decline during 1996; this decline is expected to continue for the foreseeable future and had been expected by EchoStar as described below. Consistent with the increases in total revenue during 1996, EchoStar experienced a corresponding increase in trade accounts receivable at December 31, 1996. The Company expects this trend to continue as the number of DISH Network-SM- subscribers increases, and as EchoStar develops additional channels of distribution for DISH Network-SM- equipment.

     Revenue from domestic sales of DTH products and technical services increased $5.3 million, or 6%, to $98.9 million during 1996. Domestically, the Company sold approximately 518,000 satellite receivers in 1996, an increase of 295% as compared to approximately 131,000 receivers sold in 1995. Of the total number of satellite receivers sold during 1996, approximately 474,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of the revenue recognition policy applied to DBS satellite receivers sold under the EchoStar Promotion, combined with decreasing sales of, and lower prices charged for, C-band products. Included in the number of DTH satellite receivers sold are sales of a competitor's DBS receiver manufactured and supplied by a third-party manufacturer. Such sales, which ceased during the second quarter of 1996 coincident with the launch of DISH Network-SM-service, totaled approximately 19,000 units during 1996, as compared to 67,000 units sold in 1995. Revenues generated from the sale of competitor DBS receivers aggregated $8.0 million during 1996, compared to $34.0 million in 1995. No revenue will be generated from the sale of competitor DBS receivers in 1997.

     Revenue from international sales of DTH products for the year ended December 31, 1996 was $37.5 million, a decrease of $15.8 million, or 30%, as compared to 1995. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, EchoStar sold approximately 239,000 analog satellite receivers in 1996, a decrease of 28%, compared to approximately 331,000 units sold in 1995. Overall, EchoStar's international markets for analog DTH products declined in 1996 as consumer anticipation of new international digital services continued to increase. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has occurred in the United States. To offset the anticipated decline in demand for analog satellite receivers, EchoStar has been negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets. While the Company is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

     C-band programming service revenue totaled $11.9 million in 1996, a decrease of $3.3 million, or 22%, compared to 1995. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services. C-band programming revenue is expected to continue to decrease for the foreseeable future.

     Loan origination and participation income in 1996 was $789,000, a decrease of $959,000 or 55%, compared to 1995. The decrease in loan origination and participation income during 1996 was primarily due to the commencement of operations of Dish Network Credit Corporation ("DNCC") in 1996. DNCC provides financing for consumer loans and leases, which in prior years was performed by Echo Acceptance Corporation ("EAC"), a subsidiary of Dish, Ltd. DNCC is not a subsidiary of ESBC. The introduction of DISH Network-SM- has increased the number of consumer loans and leases funded, but since DNCC is the responsible entity, this increase is not reflected in ESBC's statements of operations. Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance their EchoStar Receiver Systems, including installation costs and certain DISH Network-SM- programming packages, on competitive terms.

Consumer financing provided by third parties is generally non-recourse to EchoStar. The third-party finance company that provides the program utilized by EchoStar has notified EchoStar that it does not intend to renew the agreement, which expires during 1997. EchoStar is currently negotiating similar agreements with other third-party finance companies. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unsuccessful in executing a new agreement with a third-party finance company during 1997, DISH Network-SM- subscriber growth may be adversely affected.

     DTH AND DISH NETWORK-SM- EXPENSES. DTH and DISH Network-SM- expenses in 1996 aggregated $188.3 million, an increase of $58.1 million, or 45% compared to 1995. This increase is directly attributable to the introduction of DISH Network-SM- service in March 1996, partially offset by decreases in other DTH expenses. DTH products and technical services expense increased $6.7 million, or 6%, to $123.5 million during 1996. These expenses include the costs of EchoStar Receiver Systems and related components sold prior to commencement of the EchoStar Promotion. Subscriber promotion subsidies aggregated $35.2 million during 1996 and represent expenses associated with the EchoStar Promotion. DISH Network-SM- programming expenses totaled $19.1 million for the year ended December 31, 1996. The Company expects that DISH Network-SM-programming expenses will increase in future periods in proportion to increases in the number of DISH Network-SM- subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network-SM- customers, the number and types of Pay-Per-View events purchased by subscribers, and the extent to which EchoStar is able to realize volume discounts from programming providers.

     C-band programming expenses totaled $10.5 million during the year ended December 31, 1996, a decrease of $3.0 million, or 22%, as compared to 1995. This decrease is consistent with the decrease in C-band programming revenue. Gross margins realized on C-band programming sales remained relatively constant. As previously described, domestic demand for C-band DTH products has continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $86.9 million in 1996, an increase of $48.4 million or 126%, as compared to 1995. Such expenses as a percentage of total revenue increased to 41% in 1996 as compared to 24% in 1995. The increase in SG&A expenses was principally attributable to: (i) increased personnel expenses as a result of introduction of DISH Network-SM- service in March 1996 (EchoStar's number of employees doubled during 1996 as compared to 1995); (ii) marketing and advertising expenses associated with the launch and ongoing operation of the DISH Network-SM-; (iii) increased expenses related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995; and (iv) increased expenses associated with operation of DISH Network-SM- call centers and subscription management related services. In future periods, EchoStar expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1996, including the amortization of subscriber acquisition costs, aggregated $43.4 million, an increase of $40.3 million, as compared to 1995. The increase in depreciation and amortization expenses resulted from depreciation expenses associated with the Digital Broadcast Center, EchoStar I and EchoStar II (placed in service during the fourth quarter of 1995, the first quarter of 1996, and the fourth quarter of 1996, respectively), and amortization of subscriber acquisition costs.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $46.7 million in 1996, an increase of $36.2 million, as compared to 1995. The increase in other expense in 1996 resulted primarily from an increase in interest expense associated with the issuance of the ESBC Notes. This increase in interest expense was partially offset by an increase in interest income attributable to increases in invested balances as a result of the investment of proceeds received from the issuance of the ESBC Notes. Interest capitalized relating to development of the EchoStar DBS System during 1996 was $19.8 million (compared to $25.0 million during 1995).

     INCOME TAX BENEFIT. The increase in the income tax benefit of $48.7 million (from $6.2 million in 1995 to $54.9 million in 1996) principally resulted from the increase in EchoStar's loss before income taxes. EchoStar's net deferred tax assets (approximately $67.0 million at December 31, 1996) relate to temporary differences for amortization of original issue discount on the Dish and ESBC Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the future undiscounted cash flows are not sufficient to recover the assets carrying amount. EchoStar adopted SFAS No. 121 in the first quarter of 1996. The adoption of SFAS No. 121 did not have a material effect on EchoStar's financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued by the FASB in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. EchoStar elected to continue to apply APB No. 25 for expense recognition purposes. The pro forma disclosures required by SFAS No. 123 are included in EchoStar's consolidated financial statements incorporated by reference herein.

INFLATION

     Inflation has not materially affected the Company's operations during the past three years. The Company believes that its ability to increase charges for its products and services in future periods will depend primarily on competitive pressures. The Company does not have any material backlog of its products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, which are included in this report on pages F-1 through F-29, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1)  FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
          Report of Independent Public Accountants                          F-2
          Consolidated Balance Sheets at December 31, 1995 and 1996         F-3
          Consolidated Statements of Operations for the years ended
           December 31, 1994, 1995 and 1996                                 F-4
          Consolidated Statements of Stockholders' Equity for the years
           ended December, 1994, 1995 and 1996                              F-5
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1994, 1995 and 1996                                 F-6
          Notes to Consolidated Financial Statements                        F-7

     (2)  FINANCIAL STATEMENT SCHEDULES

          None. All schedules have been included in the Consolidated
                Financial Statements or Notes thereto.

     (3)  EXHIBITS


  2.1 Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and EchoStar (incorporated by reference to Exhibit
           2.2  to the Registration Statement on Form S-1, Registration
           No. 33-91276).

  2.2 Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

  2.3 Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

  3.1(a) Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1, Registration No. 33-91276).

  3.1(b) Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1, Registration No. 33-91276).

  4.1 Indenture of Trust between Dish, Ltd. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  4.2 Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  4.3 Security Agreement in favor of First Trust, as Trustee under the Indenture of Trust between Dish, Ltd. and First Trust, as Trustee
           Exhibit 4.1 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Ltd., Registration
           No. 33-76450).

  4.4 Escrow and Disbursement Agreement between Dish, Ltd. and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  4.5 Pledge Agreement in favor of First Trust, as Trustee under the Indenture of Trust between Dish, Ltd. and First Trust, as Trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  4.6 Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  4.7 Series A Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

  4.8 Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

  4.9 Indenture of Trust between ESBC and First Trust, as Trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

  4.10 Security Agreement of ESBC in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File
           No. 0-26176).

  4.11 Escrow and Disbursement Agreement between ESBC and First Trust (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995. Commission File No. 0-26176).

 4.12 Pledge Agreement of ESBC in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

  4.13 Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

  4.14 Registration Rights Agreement by and between the ESBC, EchoStar, Dish, Ltd., New DBSC and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

  10.1(a) Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin Marietta Corporation as successor to General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

 10.1(b) First Amendment to the Satellite Construction Contract, dated as of October 2, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(c) Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Ltd., Ltd. Registration No. 33-76450).

  10.1(d) Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d)to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(e) Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e)to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(f) Form of Fifth Amendment to the Satellite Construction Contract, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(f) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-81234).

  10.1(g) Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(g) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-81234).

  10.1(h) Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(h) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

  10.2 Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Dish, Ltd., Registration
           No. 33-76450).

  10.3 Master Purchase and License Agreement, dated as of June 18, 1986, between Echosphere and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to
           Exhibit 10.5 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.4 Merchandising Financing Agreement, dated as of June 29, 1989, between Echo Acceptance Corporation ("EAC") and Household Retail Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.5 Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).*

  10.6 Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Dish, Ltd., Registration
           No. 33-76450).

  10.7 Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-81234).

  10.8     Dish, Ltd. 1994 Stock Incentive Plan (incorporated by reference to
           Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).*

  10.9 Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Ltd., Registration
           No. 33-81234).

  10.10 Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Ltd., Commission File No. 33-81234).

--------------------------
* Constitutes a management contract or compensatory plan or arrangement.

 10.11 Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 10.12 Statement of Work, dated January 31, 1995 from EchoStar Satellite Corporation Inc. to Divicom Inc. (incorporated by reference to
           Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-91276).

 10.13 Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Satellite Corporation and Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-91276).

 10.14     EchoStar 1995 Stock Incentive Plan (incorporated by reference to
           Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-91276).*

 10.15(a) Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin Mariett Corporation (incorporated by reference to Exhibit 10.17(a) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File
           No. 0-26176).

 10.15(b) Ninth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 10.15(c) Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File
           No. 0-26176).

 10.16 Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

 10.17 Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta Corporation, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 10.18 Right and License Agreement by and among Houston Tracker Systems, Inc. and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996, (incorporated by reference to Exhibit 10.18 to EchoStar's Annual Report of Form 10-K for the year ended December 31,
           1996).

 10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997, (Incorporated by reference to Exhibit 10.15 to EchoStar's Annual Report on Form 10-K for the year ended December 31, 1996).

 23        Consent of Independent Public Accountants.

 24        Powers of Attorney authorizing signature of Charles W. Ergen, R.
           Scott Zimmer, James DeFranco, Alan M. Angelich and Raymond L.
           Friedlob.

 27        Financial Data Schedule.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

--------------------------
* Constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ESBC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ECHOSTAR SATELLITE BROADCASTING CORPORATION


                              By: /s/STEVEN B. SCHAVER
                                 -------------------------------------
                                     Steven B. Schaver
                                     Vice President, Chief Operating Officer
                                     and Chief Financial Officer

Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ESBC and in the capacities and on the dates indicated:

Signature                  Title                                  Date
---------                  ------                                 ----

 *                         Chief Executive Officer and Director   March 28, 1997
-------------------------  (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


 /s/STEVEN B. SCHAVER      Vice President, Chief Operating        March 28, 1997
-------------------------  Officer and Chief Financial Officer
Steven B. Schaver          (PRINCIPAL FINANCIAL OFFICER)


 /s/JOHN R. HAGER          Controller                             March 28, 1997
-------------------------  (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


 *                         Director                               March 28, 1997
-------------------------
James DeFranco


 *                         Director                               March 28, 1997
-------------------------
R. Scott Zimmer


 *                         Director                               March 28, 1997
-------------------------
Alan M. Angelich


 *                         Director                               March 28, 1997
-------------------------
Raymond L. Friedlob


*  By:  /s/ STEVEN B. SCHAVER
-----------------------------
            Steven B. Schaver
            Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants                                  F-2
  Consolidated Balance Sheets at December 31, 1995 and 1996                 F-3
  Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996                                        F-4
  Consolidated Statements of Stockholders' Equity for the years
    ended December, 1994, 1995 and 1996                                     F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996                                        F-6
  Notes to Consolidated Financial Statements                                F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar Satellite Broadcasting Corporation:

     We have audited the accompanying consolidated balance sheets of EchoStar Satellite Broadcasting Corporation (a Colorado corporation) and subsidiaries, as described in Note 1, as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Satellite Broadcasting Corporation and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
March 14, 1997

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                      DECEMBER 31,
                                                                -----------------------
ASSETS                                                             1995         1996
                                                                -----------------------
Current Assets:
  Cash and cash equivalents                                     $ 13,949     $   38,428
  Marketable investment securities                                   210         18,807
  Trade accounts receivable, net
    of allowance for uncollectible
    accounts of $1,106 and $1,494,
    respectively                                                   9,115         13,483
  Inventories, net                                                38,769         72,767
  Income tax refund receivable                                     3,870          4,830
  Deferred tax assets                                              1,834             --
  Subscriber acquisition costs, net                                   --         68,129
  Other current assets                                            12,791         15,031
                                                                -----------------------
Total current assets                                              80,538        231,475
Restricted Cash and Marketable Investment Securities:
  Dish Notes escrow                                               73,291             --
  ESBC Notes escrow                                                   --         47,491
  Other                                                           26,400         31,450
Property and equipment, net                                      333,199        499,989
Advances to affiliates, net                                        1,320        144,893
Deferred tax assets                                               12,109         79,670
Other noncurrent assets                                           32,438         38,123
                                                                -----------------------
      Total assets                                              $559,295     $1,073,091
                                                                -----------------------
                                                                -----------------------

LIABILITIES AND  STOCKHOLDER'S EQUITY
Current Liabilities:
  Trade accounts payable                                        $ 19,063     $   40,793
  Deferred programming and product
    revenue - DISH Network-SM- subscriber
    promotions                                                        --         97,959
  Deferred programming revenue - DISH Network-SM-                     --          4,407
  Deferred programming revenue - C-band                              584            734
  Accrued expenses and other current liabilities                  26,314         29,180
  Deferred tax liabilities                                            --         12,674
  Current portion of long-term debt                                4,782         11,334
                                                                -----------------------
Total current liabilities                                         50,743        197,081

Long-term deferred signal carriage revenue                            --          5,949
Dish Notes                                                       382,218        437,127
ESBC Notes                                                            --        386,165
Mortgage and other notes payable, excluding
  current portion                                                 33,444         51,428
Other long-term liabilities                                           --          1,088
                                                                -----------------------
      Total liabilities                                          466,405      1,078,838

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholder's Equity (Notes 2 and 9):
  Preferred Stock, 20,000,000 and no shares
    authorized, 1,616,681 and no shares of
    8% Series A Cumulative  Preferred Stock
    issued and outstanding, including
    accrued dividends of $1,555,000 and $0,
    respectively                                                  16,607             --
  Class A Common Stock, $.01 par value,
    200,000,000 and no shares authorized,
    6,470,599 and no shares issued and
    outstanding, respectively                                         65             --
  Class B Common Stock, $.01 par value,
    100,000,000 and no shares authorized,
    29,804,401 and no shares issued and
    outstanding, respectively                                        298             --
  Common Stock, $.01 par value, none and
    1,000 shares authorized, issued and
    outstanding, respectively                                         --             --
  Additional paid-in capital                                      89,495        108,838
  Unrealized holding gains (losses) on
    available-for-sale securities, net of
    deferred taxes                                                   251            (11)
  Accumulated deficit                                            (13,826)      (114,574)
                                                                -----------------------
Total stockholder's equity                                        92,890         (5,747)
                                                                -----------------------
      Total liabilities and stockholder's equity                $559,295     $1,073,091
                                                                -----------------------
                                                                -----------------------


         See accompanying Notes to Consolidated Financial Statements.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1994        1995        1996
                                                                                --------    --------   ---------
Revenue:
  DTH products and technical services                                           $172,753    $146,910   $ 136,377
  DISH Network-SM- promotions - subscription television services and products           --          --    22,746
  DISH Network-SM- subscription television services                                     --          --    37,898
  C-band programming                                                              14,540      15,232      11,921
  Loan origination and participation income                                        3,690       1,748         789
                                                                                --------    --------   ---------
Total revenue                                                                    190,983     163,890     209,731

Expenses:
  DTH products and technical services                                            133,635     116,758     123,505
  DISH Network-SM- programming                                                          --          --    19,079
  C-band programming                                                              11,670      13,520      10,510
  Selling, general and administrative                                             30,219      38,504      86,894
  Subscriber promotion subsidies                                                      --          --      35,239
  Amortization of subscriber acquisition costs                                        --          --      15,991
  Depreciation and amortization                                                    2,243       3,114      27,378
                                                                                --------    --------   ---------
Total expenses                                                                   177,767     171,896     318,596
                                                                                --------    --------   ---------

Operating income (loss)                                                           13,216      (8,006)   (108,865)

Other Income (Expense):
  Interest income                                                                  8,420      12,545      15,089
  Interest expense, net of amounts capitalized                                   (21,408)    (23,985)    (61,487)
  Minority interest in loss of consolidated joint venture and other                  261         894        (345)
                                                                                --------    --------   ---------
Total other income (expense)                                                     (12,727)    (10,546)    (46,743)
                                                                                --------    --------   ---------

Net income (loss) before income taxes                                                489     (18,552)   (155,608)
Income tax (provision) benefit, net                                                 (399)      6,191      54,860
                                                                                --------    --------   ---------
Net income (loss)                                                               $     90    $(12,361)  $(100,748)
                                                                                --------    --------   ---------
                                                                                --------    --------   ---------



                  See accompanying Notes to Consolidated Financial Statements.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                               (In thousands)

                                                                                                         ACCUMULATED
                                                                                                           DEFICIT
                                                                                                             AND
                                          SHARES OF                                                       UNREALIZED
                                            COMMON                               COMMON     ADDITIONAL     HOLDING
                                             STOCK         PREFERRED   COMMON    STOCK       PAID-IN        GAINS
                                          OUTSTANDING        STOCK     STOCK    WARRANTS     CAPITAL       (LOSSES)       TOTAL
                                        ---------------    ---------   ------   --------    ----------   -----------   ----------
                                        (Notes 1 and 9)
Balance, December 31, 1993                   32,221        $     --    $ 322    $     --    $  49,378      $      --   $   49,700
  Issuance of Class A Common Stock:
    For acquisition of DirectSat, Inc.          999              --       11          --        8,989             --        9,000
    For cash                                    324              --        3          --        3,830             --        3,833
  Issuance of 1,616,681 shares of 8%
    Series A Cumulative Preferred Stock          --          15,052       --          --           --             --       15,052
  Issuance of Common Stock
    Warrants                                     --              --       --      26,133           --             --       26,133
  Series A Cumulative Preferred Stock
   dividends                                     --             939       --          --           --           (939)          --
  Net income                                     --              --       --          --           --             90           90
                                            -------        --------    -----    --------    ---------      ---------   ----------
Balance, December 31, 1994                   33,544          15,991      336      26,133       62,197           (849)     103,808
  8% Series A Cumulative Preferred Stock
   dividends                                     --             616       --          --           --           (616)          --
  Exercise of Common Stock Warrants           2,731              --       26     (25,419)      25,393             --           --
  Common Stock Warrants exchanged for
   ECC Warrants                                  --              --       --        (714)         714             --           --
  Launch bonuses funded by isuance of
   ECC's Class A Common Stock                    --              --       --          --        1,192             --        1,192
  Unrealized holding gains on available-
   for-sale securities, net                      --              --       --          --           --            251          251
  Net loss                                       --              --       --          --           --        (12,361)     (12,361)
                                            -------        --------    -----    --------    ---------      ---------   ----------
Balance, December 31, 1995                   36,275          16,607      362          --       89,496        (13,575)      92,890
  Issuance of Common Stock (Note 1)               1              --       --          --            1             --            1
  Reorganization of entities under
   common control (Note 1)                  (36,275)        (16,607)    (362)         --       16,969             --           --
  Income tax benefit of deduction for
   income tax purposes on exercise of
   Class A Common Stock options                  --              --       --          --        2,372             --        2,372
  Unrealized holding losses on available-
   for-sale securities, net                      --              --       --          --           --           (262)        (262)
  Net loss                                                                                                  (100,748)    (100,748)
                                            -------        --------    -----    --------    ---------      ---------   ----------
Balance, December 31, 1996                        1        $     --    $  --    $     --    $ 108,838      $(114,585)   $  (5,747)
                                            -------        --------    -----    --------    ---------      ---------   ----------
                                            -------        --------    -----    --------    ---------      ---------   ----------




                    See accompanying Notes to Consolidated Financial Statements.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        1994         1995          1996
                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $      90    $ (12,361)   $(100,748)
  Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
    Depreciation and amortization                         2,243        3,114       27,378
    Amortization of subscriber acquisition costs             --           --       15,991
    Deferred income tax benefit                          (7,330)      (4,825)     (50,522)
    Amortization of debt discount and deferred
     financing costs                                     20,662       23,528       61,695
    Employee benefits funded by issuance of
     Class A Common Stock                                    --        1,192           --
    Change in reserve for excess and obsolete
     inventory                                              502        1,212        2,866
    Change in long-term deferred signal carriage
     revenue                                                 --           --        5,949
    Change in accrued interest on convertible
     subordinated debentures from SSET                     (279)        (860)        (484)
    Other, net                                              (37)         276        1,020
  Changes in current assets and current liabilities,
   net (see Note 2)                                       8,354      (33,164)      13,560
                                                      -----------------------------------
Net cash flows provided by (used in) operating
 activities                                              24,205      (21,888)     (23,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities         (15,100)      (3,004)    (138,328)
  Sales of marketable investment securities               4,439       33,816      119,730
  Purchases of restricted marketable investment
   securities                                           (11,400)     (15,000)     (21,100)
  Funds released from restricted cash and
   marketable investment securities - other                  --           --       16,050
  Advances to affiliates, net                                --           --     (132,669)
  Purchases of property and equipment                    (3,507)      (4,048)     (45,822)
  Offering proceeds and investment earnings
   placed in escrow                                    (329,831)      (9,589)    (193,972)
  Funds released from escrow accounts                   144,400      122,149      219,352
  Investment in SSET                                     (8,750)          --           --
  Payments received on convertible subordinated
   debentures from SSET                                      --           --        6,445
  Investment in DBSC                                     (4,210)       4,210           --
  Expenditures for satellite systems under
   construction                                        (115,752)    (109,507)    (112,075)
  Expenditures for FCC authorizations                      (159)        (458)        (123)
  Other                                                   1,305          --           --
                                                      -----------------------------------
Net cash flows provided by (used in) operating
 activities                                            (338,565)      18,569     (282,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority investor investment in and loan to
   consolidated joint venture                             1,000           --           --
  Net proceeds from issuance of Dish Notes and
   Common Stock Warrants                                323,325           --           --
  Net proceeds from issuance of Class A Common
   Stock                                                  3,833           --           --
  Proceeds from issuance of Common Stock                     --           --            1
  Net proceeds from issuance of ESBC Notes                   --           --      336,916
  Expenditures from escrow for offering costs              (837)          --           --
  Proceeds from refinancing of mortgage
   indebtedness                                           4,200           --           --
  Repayments of mortgage indebtedness and notes
   payable                                               (3,435)        (238)      (6,631)
  Loans from stockholder, net                             4,000           --           --
  Repayment of loans from stockholders                   (4,075)          --           --
  Dividends paid                                         (3,000)          --           --
                                                      -----------------------------------
Net cash flows provided by (used in) financing
 activities                                             325,011         (238)     330,286
                                                      -----------------------------------
Net increase (decrease) in cash and cash
 equivalents                                             10,651       (3,557)      24,479
Cash and cash equivalents, beginning of year              6,855       17,506       13,949
                                                      -----------------------------------
Cash and cash equivalents, end of year                $  17,506    $  13,949    $  38,428
                                                      -----------------------------------
                                                      -----------------------------------





         See accompanying Notes to Consolidated Financial Statements.

          ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESBC"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC") and, together with its subsidiaries ("EchoStar"), a publicly traded company on the Nasdaq National Market. ESBC, through its indirect subsidiaries currently is one of only three direct broadcast satellite ("DBS") companies in the United States with the capacity to provide comprehensive nationwide
DBS programming service. The Company's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I"). The Company launched its second satellite ("EchoStar II") on September 10, 1996. EchoStar II significantly increased the channel capacity and programming offerings of the DISH Network-SM- when it became fully operational in November 1996. The Company currently provides approximately
120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, the Company is engaged in the design, manufacture, distribution and installation of satellite direct-to-home ("DTH") products and domestic distribution of DTH programming.

     The Company's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. The Company had approximately 350,000 subscribers to DISH NetworkSM programming as of December 31, 1996.

     As more fully described in Note 17, on February 24, 1997, EchoStar announced the formation of a DBS alliance (the "ASkyB Transaction") with The News Corporation Limited ("News"). Pursuant to a binding letter agreement, American Sky Broadcasting, LLC, an entity controlled by News ("ASkyB"), will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7 billion. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI Communications Corporation ("MCI") will have an approximate 19.9% interest in ASkyB. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.

ORGANIZATION AND LEGAL STRUCTURE

     Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd., formerly known as EchoStar Communications Corporation (together with its subsidiaries, "Dish, Ltd."). The principal reorganized entities included EchoStar Satellite Corporation ("ESC"), which holds licenses for certain DBS frequencies and is the operator of the DISH NetworkSM, and Echosphere Corporation and Houston Tracker Systems, Inc. ("HTS"), which are primarily engaged in the design, assembly, marketing and worldwide distribution of direct to home ("DTH") satellite television products. The reorganized group also includes other less significant domestic enterprises and several foreign entities involved in related activities outside the United States.

     During 1994, Dish, Ltd. merged one of its subsidiaries with DirectSat Corporation ("DirectSat"), an approximately 80% owned subsidiary of SSE Telecom, Inc. ("SSET") at that time. DirectSat stockholders received an approximate 3% equity interest in Dish, Ltd. in exchange for all of DirectSat's outstanding stock. DirectSat's principal assets are a conditional satellite construction permit and frequency assignments for ten DBS frequencies.

     In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "Dish Notes," see Note 6) and Common Stock Warrants (the "Warrants") (collectively, the "Dish Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish, Ltd. and its subsidiaries are subject to the terms and conditions of the Indenture related to the Dish Notes (the "Dish Notes Indenture").

          ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.   ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

     In April 1995, a new company, EchoStar Communications Corporation (same name as the original name of Dish, Ltd.), was formed to conduct an initial public offering ("IPO") of its Class A Common Stock and to become the parent of Dish, Ltd. as described below. The new company is described below as "ECC." Elsewhere in these footnotes, unless otherwise indicated, "EchoStar" or the "Company" refers to ECC and its subsidiaries, including ESBC and Dish, Ltd. The assets of ECC are not subject to the Dish Notes Indenture. Separate parent company only financial information for ESBC and ECC is supplementally provided in Note 16. As described in Note 6, the Dish Notes Indenture places significant restrictions on the payment of dividends or other transfers by Dish, Ltd. to ECC.

     In June 1995, ECC completed its IPO, which resulted in net proceeds to the Company of approximately $62.9 million. Concurrently, Charles W. Ergen, President and Chief Executive Officer of both ECC and Dish, Ltd., exchanged all of his then outstanding shares of Class B Common Stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC (the "Exchange") in the ratio of 0.75 shares of ECC for each share of Dish, Ltd. capital stock (the "Exchange Ratio"). All employee stock options of Dish, Ltd. were also assumed by ECC, adjusted for the Exchange Ratio. In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger") and all outstanding shares of Dish, Ltd. Class A Common Stock and 8% Series A Cumulative Preferred Stock (other than those held by ECC) were automatically converted into the right to receive like shares of ECC in accordance with the Exchange Ratio. Also effective with the Merger, all outstanding Warrants for the purchase of Dish, Ltd. Class A Common Stock automatically became exercisable for shares of ECC's Class A Common Stock, adjusted for the Exchange Ratio. As a result of the Exchange and Merger, ECC owns all outstanding shares of Dish, Ltd. capital stock.

     In March 1996, ESBC completed an offering (the "ESBC Notes Offering") of
13 1/8% Senior Secured Discount Notes due 2004, which resulted in net proceeds to the Company of approximately $337.0 million. In connection with the ESBC Notes Offering, ECC contributed all of the outstanding capital stock of Dish, Ltd. to ESBC. This transaction was accounted for as a reorganization of entities under common control whereby Dish, Ltd. was treated as the predecessor to ESBC. ESBC is subject to all, and ECC is subject to certain of, the terms and conditions of the Indenture related to the ESBC Notes (the "ESBC Notes Indenture"). As a result of the above transactions, ESBC is a wholly-owned direct subsidiary of EchoStar; Dish, Ltd. is a wholly-owned, direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

     The following summarizes the Company's organizational structure for EchoStar and its significant subsidiaries as described above:


Legal Entity                                  Referred to Herein As     Ownership
--------------------------------------------------------------------------------------------------
EchoStar Communications Corporation                     ECC             Publicly owned
EchoStar Satellite Broadcasting Corporation             ESBC            Wholly-owned by ECC
Dish, Ltd.                                              Dish, Ltd.      Wholly-owned by ESBC
EchoStar Satellite Corporation                          ESC             Wholly-owned by Dish, Ltd.
Echosphere Corporation                                  EchoCorp        Wholly-owned by Dish, Ltd.
Houston Tracker Systems, Inc.                           HTS             Wholly-owned by Dish, Ltd.
EchoStar International Corporation                      EIC             Wholly-owned by Dish, Ltd.

SIGNIFICANT RISKS AND UNCERTAINTIES

     The commencement of EchoStar's DBS business has dramatically changed the Company's operating results and financial position when compared to its historical results. EchoStar consummated the Dish Notes Offering, the ESBC Notes Offering and the IPO to partially satisfy the capital requirements for the construction, launch and operation of its first four DBS satellites (EchoStar I, EchoStar II, EchoStar III, and EchoStar IV.) Annual interest expense on the Dish and ESBC Notes, and depreciation of the investment in the satellites and related assets are each of a magnitude that exceeds historical levels of income before income taxes. Consequently, beginning in 1995 the Company reported

          ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.   ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

significant net losses and expects such net losses to continue through at least 1999. As of December 31, 1996, the Company expects to invest approximately an additional $344 million to fund contractor financing obligations with respect to its first four satellites and to complete the construction phase and launch of EchoStar III and EchoStar IV (see Note 11). Upon consummation of the ASkyB Transaction, EchoStar will acquire various DBS assets and assume future obligations necessary to complete construction and deployment of such assets. DBS assets to be acquired in connection with the ASkyB Transaction include, among other assets, four DBS satellites and a digital broadcast center located in Gilbert, Arizona, all of which are currently under construction. EchoStar's plans also include the financing, construction and launch of two fixed service satellites, additional DBS satellites, and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits.

     As previously described, EchoStar expects that its net losses will continue as it builds its subscription television business such that, prior to consummation of the ASkyB Transaction, negative stockholders' equity will result during the second quarter of 1997 unless it receives additional equity financing from News (see Note 17) or other sources. EchoStar's expected net losses will result primarily from: (i) the amortization of original issue discount associated with the Dish Notes and the ESBC Notes; (ii) increases in depreciation expense attributable to the Company's satellites and other fixed assets; (iii) amortization of subscriber acquisition costs; (iv) subscriber promotion subsidies; and (v) increases in SG&A expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with Nasdaq
National Market listing criteria, EchoStar believes that such event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy Nasdaq's National Market listing criteria, EchoStar's Class A Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception is not granted, trading in EchoStar Class A Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it may be more difficult to dispose of, or to obtain accurate quotations for, EchoStar Class A Common Stock. Accordingly, delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which could, among other things, potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing.

     As a result of the factors discussed above, EchoStar requires additional capital to complete the construction and launch of EchoStar III and EchoStar IV and fully implement its business plan. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms acceptable to EchoStar. Further increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements for 1995 and 1996 prior to the incorporation of ESBC present the consolidation of Dish, Ltd. and its subsidiaries as the predecessor to ESBC and exclude all accounts of ESBC's parent, ECC.

     Effective June 1993, the Company acquired a 51% joint venture interest in FlexTracker Sdn. Bhd. ("FlexTracker"), a Malaysian limited liability company. A Singapore electronics manufacturing company owned the 49% minority interest. FlexTracker manufactured integrated and stand-alone receivers and positioners exclusively for the Company. In December 1994, the Company terminated the FlexTracker joint venture and effectively sold its interest in the joint venture's net assets to the Singapore company for $1.8 million. The Company's share of FlexTracker's losses for 1994 amounted to approximately $1.3 million, and an additional loss of $492,000 was recognized in 1994 upon the sale of the Company's interest in FlexTracker. FlexTracker's financial statements were consolidated in the accompanying consolidated financial statements from the date of acquisition through the date of disposition.

     The Company accounts for investments in 50% or less owned entities using the equity method. At December 31, 1995 and 1996, these investments were not material to the consolidated financial statements.

          ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

     The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1994, 1995 and 1996 were not material to the Company's results of operations.

CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995 and 1996 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

STATEMENTS OF CASH FLOWS DATA

     The following summarizes the changes in the Company's current assets and current liabilities:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1994     1995      1996
                                                     --------------------------
     Trade accounts receivable                       $  372   $(1,536)  $(4,368)
     Inventories                                      3,049   (19,654)  (36,864)
     Income tax refund receivable                        --    (3,870)     (960)
     Subscriber acquisition costs                        --        --   (84,120)
     Other current assets                              (183)  (10,218)   (2,240)
     Trade accounts payable                           2,648     4,111    21,730
     Deferred revenue  - DISH
      Network-SM- subscriber promotions                  --        --    97,959
     Deferred programming revenue                       564    (1,009)    4,557
     Accrued expenses and other current liabilities   1,670      (988)   17,866
     Other, net                                         234        --        --
                                                     --------------------------
       Net increase (decrease) in current assets
        and current liabilities                      $8,354  $(33,164)  $13,560
                                                     --------------------------
                                                     --------------------------

       ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     The following presents the Company's supplemental cash flow statement disclosure:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                  1994     1995    1996
                                                                                -------------------------
Cash paid for interest, net of amounts capitalized                              $   436  $   461  $ 3,007
Cash paid for income taxes                                                        7,140    3,203       --
8% Series A Cumulative Preferred Stock dividends                                    938      617       --
Accrued satellite contract costs                                                     --   15,000       --
Satellite launch payment for EchoStar II applied to EchoStar I launch                --       --   15,000
Exchange of note payable to stockholder, and interest thereon, for 8% Series A
  Cumulative Preferred Stock                                                     15,052       --       --
Issuance of Class A Common Stock to acquire investment in DirectSat Corporation   9,000       --       --
Property and equipment acquired under capital leases                                934       --       --
Note payable issued for deferred satellite construction payments for EchoStar I      --   32,833    3,167
Note payable issued for deferred satellite construction payments for EchoStar II     --       --   28,000
Employee Savings Plan contribution and launch bonuses funded by issuance of
  Class A Common Stock                                                               --    1,192       --

MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

     At December 31, 1995 and 1996, the Company has classified all marketable investment securities as available for sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes of $153,000 and $6,000 at December 31, 1995 and 1996, respectively. The specific identification method is used to determine cost in computing realized gains and losses. The major components of marketable investment securities as of December 31, 1995 and 1996 are as follows (in thousands):

                           DECEMBER 31, 1995                DECEMBER 31, 1996
                   ------------------------------    ---------------------------------
                              UNREALIZED                        UNREALIZED
                   AMORTIZED    HOLDING    MARKET    AMORTIZED    HOLDING     MARKET
                     COST     GAIN (LOSS)   VALUE      COST      GAIN (LOSS)   VALUE
                   ---------  ----------  -------    ---------  ------------  -------
Commercial paper     $ --        $ --       $ --      $16,065        $ --      $16,065
Government bonds       38          --         38        2,540          --        2,540
Mutual funds          188         (16)       172          219         (17)         202
                     ----        ----       ----      -------        -----     -------
                     $226        $(16)      $210      $18,824        $(17)     $18,807
                     ----        ----       ----      -------        -----     -------
                     ----        ----       ----      -------        -----     -------

     Restricted Cash and Marketable Investment Securities in Escrow Accounts as reflected in the accompanying consolidated balance sheets represent the remaining net proceeds received from the Dish Notes Offering, and a portion of the proceeds from the ESBC Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and continued growth of the DISH Network-SM-. These proceeds are held in separate escrow accounts (the "Dish Escrow Account" and the "ESBC Escrow Account") as required by the respective indentures, and invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the respective indentures.

     Other Restricted Cash includes balances totaling $11.4 million and $5.7 million at December 31, 1995 and 1996 respectively, which were restricted to satisfy certain covenants in the Dish Notes Indenture regarding launch insurance for EchoStar I and EchoStar II. In addition, as of each of December 31, 1995 and 1996, $15.0 million was held in escrow relating to a non-performing manufacturer of DBS receivers (see Note 3). As of December 31, 1996, $10.0 million was on deposit in a separate escrow account established pursuant to an additional DBS receiver manufacturing agreement, to provide for EchoStar's future payment obligations. The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

       ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                 DECEMBER 31, 1995                DECEMBER 31, 1996
                         ------------------------------    ---------------------------------
                                    UNREALIZED                        UNREALIZED
                         AMORTIZED    HOLDING    MARKET    AMORTIZED    HOLDING     MARKET
                           COST     GAIN (LOSS)   VALUE      COST      GAIN (LOSS)   VALUE
                         ---------  ----------  -------    ---------  ------------  -------
Commercial paper          $66,214     $  --     $66,214     $77,569       $  --     $77,569
Government bonds           32,904       420      33,324         368          --         368
Certificates of deposit        --        --          --         750          --         750
Accrued interest              153        --         153         254          --         254
                          -------     -----     -------     -------       -----     -------
                          $99,271     $ 420     $99,691     $78,941       $  --     $78,941
                          -------     -----     -------     -------       -----     -------
                          -------     -----     -------     -------       -----     -------

INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to the Company's specifications. the Company also distributes non-proprietary products purchased from other manufacturers. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. Inventories consist of the following (in thousands):

                                                      DECEMBER 31,
                                                 ---------------------
                                                    1995       1996
                                                 ---------   ---------

     EchoStar Receiver Systems                   $     --    $ 32,799
     Consigned DBS receiver components                 --      23,525
     DBS receiver components                        9,615      15,736
     Finished goods - C-band                       11,161         600
     Finished goods - International                 9,297       3,491
     Competitor DBS receivers                       9,404          --
     Spare parts                                    2,089       2,279
     Reserve for excess and obsolete inventory     (2,797)     (5,663)
                                                 --------    --------
                                                 $ 38,769    $ 72,767
                                                 --------    --------
                                                 --------    --------

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Cost includes interest capitalized of $5.7 million, $25.0 million and $19.8 million during the years ended December 31, 1994, 1995 and 1996, respectively. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

FCC AUTHORIZATIONS

     FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $1.3 million and $1.1 million during the years ended December 31, 1995 and 1996, respectively. The merger with DirectSat described in
Note 1 was accounted for as a purchase. DirectSat's assets were valued at $9.0 million by the Company at the time of the merger and are included in FCC authorizations (see Note 5).

       ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION

     Revenue from sales of DTH products is recognized upon shipment to customers. Revenue from the provision of DISH Network-SM- service and C-band programming service to subscribers is recognized as revenue in the period such programming is provided.

SUBSCRIBER PROMOTION SUBSIDIES, SUBSCRIBER ACQUISITION COSTS, AND DISH NETWORK-SM- SUBSCRIPTION TELEVISION SERVICES AND PRODUCTS

     Total transaction proceeds to the Company from DISH Network-SM- programming and equipment sold as a package under EchoStar promotions are initially deferred and recognized as revenue over the related service period (normally one year), commencing upon authorization of each new subscriber. The excess of the Company's aggregate cost of the equipment, programming and other expenses for the initial prepaid subscription period for DISH Network-SM- service over proceeds received is expensed upon shipment of the equipment. Remaining costs, less programming costs and the amount expensed upon shipment as per above, are capitalized and reflected in the accompanying balance sheets as subscriber acquisition costs. Such costs are amortized over the related prepaid subscription term of the customer. Programming costs are expensed as service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting followed results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

     DISH Network-SM- programming and equipment which were not sold as a package under EchoStar promotions are separately presented in the accompanying consolidated statements of operations.

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

     Costs of completing the Dish Notes Offering and the ESBC Notes Offering were deferred (Note 5) and are being amortized to interest expense over their respective terms. The original issue discounts related to the Dish Notes and the ESBC Notes (Note 6) are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the Dish Notes and the ESBC Notes.

DEFERRED PROGRAMMING REVENUE

     Deferred programming revenue consists of prepayments received from multiple-month subscriptions to DISH Network-SM- programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber. Similarly, the Company defers prepayments received from subscribers to C-band programming sold by the Company as an authorized distributor.

LONG-TERM DEFERRED SIGNAL CARRIAGE REVENUE

     Long-term deferred signal carriage revenue consists of advance payments from certain programming providers for carriage of their programming content on the DISH Network-SM-. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                  DECEMBER 31,
                                             -------------------
                                               1995       1996
                                             -------     -------

          Accrued expenses                   $ 3,850     $18,954
          Accrued satellite contract costs    15,000          --
          Accrued programming                  4,979       9,463
          Reserve for warranty costs           1,013         763
          Other                                1,472          --
                                             -------     -------
                                             $26,314     $29,180
                                             -------     -------
                                             -------     -------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     The Company's C-Band proprietary products are under warranty against defects in material and workmanship for a period of one year from the date of original retail purchase. The reserve for warranty costs is based upon historical units sold and expected repair costs. The Company does not have a warranty reserve for its DBS products because the warranty is provided by the contract manufacturer.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $2.3 million, $1.9 million and $16.5 million for the years ended December 31, 1994, 1995 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs, which are expensed as incurred, totaled $5.9 million, $5.0 million and $6.0 million for the years ended December 31, 1994, 1995 and 1996, respectively.

RECLASSIFICATIONS

     Certain amounts from the prior years consolidated financial statements have been reclassified to conform with the 1996 presentation.

3.   OTHER CURRENT ASSETS

          Other current assets consist of the following (in thousands):

                                                           DECEMBER 31,
                                                         -----------------
                                                           1995      1996
                                                         -------   -------

          Deposits held by non-performing manufacturer   $10,000   $10,000
          Other                                            2,791     5,031
                                                         -------   -------
                                                         $12,791   $15,031
                                                         -------   -------
                                                         -------   -------

     The Company has agreements with two manufacturers to supply DBS receivers for the Company. To date, only one of the manufacturers has produced receivers acceptable to the Company. The Company previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million on deposit in an escrow account as security for its payment obligations under that contract. the Company has given the non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer. Consequently, the Company is currently dependent on one manufacturing source for its receivers. Since the Company has given the non-performing manufacturer notice of its intent to terminate the contract, the Company has not considered amounts due under the contract in the Company's future purchase commitments. The performing manufacturer presently manufactures receivers in sufficient quantities to meet currently expected demand. If the Company's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, the Company's liquidity and results of operations would be adversely affected. Management believes, but can give no assurance, that Echostar will be able to recover most, if not all, amounts deposited with the non-performing manufacturer or held in escrow.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   PROPERTY AND EQUIPMENT

          Property and equipment consist of the following (in thousands):

                                               LIFE           DECEMBER 31,
                                             ---------   -------------------
                                             (IN YEARS)    1995       1996
                                             ----------  --------   --------
          EchoStar I                             12      $     --   $201,607
          EchoStar II                            12            --    228,694
          Furniture, fixtures and equipment     2-12       35,127     72,932
          Buildings and improvements            7-40       21,006     21,649
          Tooling and other                      2          2,039      3,253
          Land                                   --         1,613      1,613
          Vehicles                               7          1,310      1,323
          Construction in progress               --       282,373      4,137
                                                         --------   --------
          Total property and equipment                    343,468    535,208
          Accumulated depreciation                        (10,269)   (35,219)
                                                         --------   --------
          Property and equipment, net                    $333,199   $499,989
                                                         --------   --------
                                                         --------   --------

          Construction in progress consists of the following (in thousands):

                                                                        DECEMBER 31,
                                                                     -----------------
                                                                       1995     1996
                                                                     --------  -------
          Progress amounts for satellite construction, launch,
           launch insurance, capitalized interest, and launch
           and in-orbit tracking, telemetry and control services:
             EchoStar I                                              $193,629  $    --
             EchoStar II                                               88,634       --
          Other                                                           110    4,137
                                                                     --------  -------
                                                                     $282,373  $ 4,137
                                                                     --------  -------
                                                                     --------  -------

5.   OTHER NONCURRENT ASSETS

          Other noncurrent assets consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                                     -----------------
                                                                       1995     1996
                                                                     --------  -------
          Deferred debt issuance costs                               $10,622   $21,284
          FCC authorizations                                          11,309    12,351
          SSET convertible subordinated debentures and accrued
            interest                                                   9,610     3,649
          Other, net                                                     897       839
                                                                     --------  -------
                                                                     $32,438   $38,123
                                                                     --------  -------
                                                                     --------  -------

     In 1994, the Company purchased $8.75 million of SSET's 6.5% convertible subordinated debentures. During 1996, the Company received $6.4 million of payments from SSET ($5.2 million principal and $1.2 million interest) related to these convertible debentures. As of December 31, 1996, the debentures, if converted, would represent approximately 5% of SSET's common stock, based on the number of shares of SSET common stock outstanding at December 31, 1996. Management estimates that the fair value of the SSET debentures approximates their carrying value in the accompanying financial statements based on current interest rates and the conversion features contained in the debentures. SSET is a reporting company under the Securities Exchange Act of 1934 and is engaged in the manufacture and sale of satellite telecommunications equipment. In March 1994, SSET sold to the Company for $1.25 million an approximate 6% ownership interest in the stock of Direct Broadcasting Satellite Corporation ("DBSC") and certain notes and accounts receivable from DBSC.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   LONG-TERM DEBT

DISH NOTES

     On June 7, 1994, Dish, Ltd. issued the Dish Notes which mature on June 1, 2004. The Dish Notes issuance resulted in net proceeds to Dish, Ltd. of $323.3 million (including amounts attributable to the issuance of the Warrants (see Note 9) and after payment of underwriting discount and other issuance costs aggregating approximately $12.6 million).

     The Dish Notes bear interest at a rate of 12 7/8%, computed on a semi-annual bond equivalent basis. Interest on the Dish Notes will not be payable in cash prior to June 1, 1999, with the Dish Notes accreting to a principal value at stated maturity of $624.0 million by that date. Commencing December 1, 1999, interest on the Dish Notes will be payable in cash on December 1 and June 1 of each year.

     The Dish Notes rank senior in right of payment to all subordinated indebtedness of Dish, Ltd. and PARI PASSU in right of payment with all other senior indebtedness of Dish, Ltd., subject to the terms of an Intercreditor Agreement between Dish, Ltd., certain of its principal subsidiaries, and certain creditors thereof. The Dish Notes are secured by liens on certain assets of Dish, Ltd., including EchoStar I and EchoStar II and all other components of the EchoStar DBS System owned by Dish, Ltd. and its subsidiaries. The Dish Notes are further guaranteed by each material direct subsidiary of Dish, Ltd. (see
Note 12). Although the Dish Notes are titled "Senior," Dish, Ltd. has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the Dish Notes would be senior; however, the ESBC notes sold in March 1996 by ESBC, are effectively subordinated to the Dish Notes and all other liabilities of Dish, Ltd. and its subsidiaries. Furthermore, at December 31, 1995 and 1996, the Dish Notes were effectively subordinated to approximately $5.4 million and $5.1 million of mortgage indebtedness, respectively, with respect to certain assets of Dish, Ltd.'s subsidiaries, not including the EchoStar DBS System, and rank PARI PASSU with the security interest of approximately $30.0 million of contractor financing.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Dish Notes are not redeemable at Dish, Ltd.'s option prior to June 1, 1999. Thereafter, the Dish Notes will be subject to redemption, at the option of Dish, Ltd., in whole or in part, at redemption prices ranging from 104.828% during the year commencing June 1, 1999 to 100% of principal value at stated maturity on or after June 1, 2002 together with accrued and unpaid interest thereon to the redemption date. On each of June 1, 2002 and June 1, 2003, Dish, Ltd. will be required to redeem 25% of the original aggregate principal amount of Dish Notes at a redemption price equal to 100% of principal value at stated maturity thereof, together with accrued and unpaid interest thereon to the redemption date. The remaining principal of the Dish Notes matures on June 1, 2004.

     In the event of a change of control and upon the occurrence of certain other events, as described in the Dish Notes Indenture, Dish, Ltd. will be required to make an offer to each holder of Dish Notes to repurchase all or any part of such holder's Dish Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to June 1, 1999, or 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after June 1, 1999.

     The Dish Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock;
(iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, Dish, Ltd., may pay dividends on its equity securities only if (1) no default is continuing under the Dish Notes Indenture; and (2) after giving effect to such dividend, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the Dish Notes Indenture) would not exceed 4.0 to
1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (calculated in accordance with the Dish Notes Indenture) from the date of issuance of the Dish Notes, plus 100% of the aggregate net proceeds to Dish, Ltd. from the issuance and sale of certain equity interests of Dish, Ltd. (including common stock).

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   LONG-TERM DEBT - CONTINUED

ESBC NOTES

     On March 25, 1996, ESBC completed the ESBC Notes Offering consisting of $580.0 million aggregate principal amount at stated maturity of the ESBC Notes. The ESBC Notes Offering resulted in net proceeds to ESBC of approximately
$336.9 million (after payment of underwriting discount and other issuance costs aggregating approximately $13.1 million). The ESBC Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the ESBC Notes will not be payable in cash prior to March 15, 2000, with the ESBC Notes accreting to a principal amount at stated maturity of $580.0 million by that date. Commencing September 15, 2000, interest on the ESBC Notes will be payable in cash on September 15 and March 15 of each year. The ESBC Notes mature on March 15, 2004.

     The ESBC Notes rank PARI PASSU in right of payment with all senior indebtedness of ESBC. The ESBC Notes are guaranteed on a subordinated basis by ESBC's parent, EchoStar, and are secured by liens on certain assets of ESBC, EchoStar and certain of EchoStar's subsidiaries, including all of the outstanding capital stock of Dish, Ltd., which currently owns substantially all of EchoStar's operating subsidiaries. Although the ESBC Notes are titled "Senior," (i) ESBC has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the ESBC Notes would be senior; and
(ii) the ESBC notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors) and its other subsidiaries (except liabilities of ESBC), including liabilities to general creditors. As of December 31, 1996, the liabilities of EchoStar and its subsidiaries, exclusive of the ESBC Notes, aggregated approximately $694.0 million. In addition, net cash flows generated by the assets and operations of ESBC's subsidiaries will be available to satisfy the obligations of the ESBC Notes only at any time after payment of all amounts due and payable at such time under the Dish Notes.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the ESBC Notes are not redeemable at ESBC's option prior to March 15, 2000. Thereafter, the ESBC Notes will be subject to redemption, at the option of ESBC, in whole or in part, at redemption prices ranging from 106.5625% during the year commencing March 15, 2000 to 100% on or after March 15, 2003 of principal amount at stated maturity, together with accrued and unpaid interest thereon to the redemption date. The entire principal balance of the ESBC Notes will mature on March 15, 2004.

     The ESBC Notes Indenture contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, ESBC may pay dividends on its equity securities only if (1) no default is continuing under the ESBC Notes Indenture; and (2) after giving effect to such dividend, ESBC's ratio of total indebtedness to cash flow (calculated in accordance with the ESBC Notes Indenture) would not exceed 5.0 to 1.0 Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of ESBC's consolidated net income (calculated in accordance with the ESBC Notes Indenture) from the date of issuance of the ESBC Notes, plus 100% of the aggregate net cash proceeds received by ESBC and its subsidiaries from the issue or sale of certain equity interests of EchoStar (including common stock).

     In the event of a change of control, as described in the ESBC Notes Indenture, ESBC will be required to make an offer to each holder of ESBC Notes to repurchase all of such holder's ESBC Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to March 15, 2000, or 101% of the aggregate principal amount at stated maturity thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after March 15, 2000.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - CONTINUED

6.  LONG-TERM DEBT - CONTINUED

OTHER LONG-TERM DEBT

     In addition to the Dish Notes and ESBC Notes, other long-term debt consists of the following (in thousands, except monthly payment data):

                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                     1995        1996
                                                                                   -------    --------
 8.25% note payable for deferred satellite contract payments for EchoStar I due in equal monthly installments of $722,027, including interest,
   through February 2001                                                           $32,833    $ 30,463
 8.25% note payable for deferred satellite contract payments for EchoStar II due in equal monthly installments of $561,577, including interest,
   through November 2001                                                                --      27,161
 8.0% mortgage note payable due in equal monthly installments of  $41,635, including interest, through May 2008; secured by land and office building
   with a net book value of approximately $4.1 million                               3,909       3,715
 10.5% mortgage note payable due in equal monthly installments of $9,442, including interest, through November 1998; final payment of $854,000 due
   November 1998, secured by land and warehouse building with a net book value
   of approximately $886,000                                                           910         892
 9.9375% mortgage note payable due in equal quarterly principal installments of $10,625 plus interest through April 2009, secured by land and office
   building with a net book value of approximately $802,000                            574         531
                                                                                   -------    --------
 Total long-term debt, excluding the Dish Notes and ESBC Notes                      38,226      62,762
 Less current portion                                                               (4,782)    (11,334)
                                                                                   -------    --------
 Long-term debt, excluding current portion                                         $33,444    $ 51,428
                                                                                   -------    --------
                                                                                   -------    --------

     Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1996 are summarized as follows (in thousands):

                                                            DEFERRED
                                                           SATELLITE   MORTGAGE
                                   DISH         ESBC        CONTRACT     NOTES
                                   NOTES        NOTES       PAYMENTS    PAYABLE       TOTAL
                                 ---------    ---------    ---------   --------    ----------
YEAR ENDING DECEMBER 31,
1997                             $      --    $      --      $11,061    $   273    $   11,334
1998                                    --           --       12,009      1,141        13,150
1999                                    --           --       13,038        289        13,327
2000                                    --           --       14,156        309        14,465
2001                                    --           --        7,360        331         7,691
Thereafter                         624,000      580,000           --      2,795     1,206,795
Unamortized discount              (186,873)    (193,835)          --         --      (380,708)
                                 ---------    ---------      -------     ------    ----------
Total                            $ 437,127    $ 386,165      $57,624     $5,138    $  886,054
                                 ---------    ---------      -------     ------    ----------
                                 ---------    ---------      -------     ------    ----------

     The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1996 (dollars in thousands). Fair values for the Company's Dish Notes and ESBC Notes are based on quoted market prices. The fair value of the Company's Deferred Satellite Contract Payments and mortgage notes payable are estimated

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - CONTINUED


6.  LONG-TERM DEBT - CONTINUED

using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                               BOOK VALUE     FAIR VALUE
                                               ----------     ----------
      Dish Notes                                $437,127      $  526,282
      ESBC Notes                                 386,165         435,986
      Deferred satellite contract payments        57,624          56,471
      Mortgage notes payable                       5,138           5,138
                                                --------      ----------
                                                $886,054      $1,023,877
                                                --------      ----------
                                                --------      ----------

DEFERRED SATELLITE CONTRACT PAYMENTS

     The majority of the purchase price for the satellites is required to be paid in progress payments, with the remainder payable in the form of non-contingent payments which are deferred until after the respective satellites are in orbit (the "Deferred Payments"). Interest rates on the Deferred Payments range between 7.75% and 8.25% (to be determined 90 days prior to the launch of the each satellite) and payments are made over a period of five years after the delivery and launch of each such satellite. The Company utilized $36.0 million and $28.0 million of contractor financing for EchoStar I and EchoStar II, respectively. The deferred payments with respect to EchoStar I and EchoStar II are secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC.

BANK CREDIT FACILITY

     From May 1994 to May 1996, certain of EchoStar's subsidiaries maintained a revolving credit facility (the "Credit Facility") with a bank for the purposes of funding working capital advances and meeting letter of credit requirements associated with certain inventory purchases and satellite construction payments. The Credit Facility expired in May 1996. EchoStar currently does not intend to arrange a replacement credit facility.

7.  INCOME TAXES

     The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1994        1995        1996
                                          -------      ------     -------
     Current (provision) benefit:
       Federal                            $(5,951)     $1,711     $ 4,596
       State                                 (853)        (44)        (49)
       Foreign                               (925)       (301)       (209)
                                          -------      ------     -------
                                           (7,729)      1,366       4,338
                                          -------      ------     -------
     Deferred benefit:
       Federal                              6,342       4,440      48,050
       State                                  988         385       2,472
                                          -------      ------     -------
                                            7,330       4,825      50,522
                                          -------      ------     -------
         Total benefit (provision)        $  (399)     $6,191     $54,860
                                          -------      ------     -------
                                          -------      ------     -------

     As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $77.9 million. The NOLs expire beginning in year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established.

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.   INCOME TAXES - CONTINUED

     The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           1995       1996
                                                         -------------------
     Current deferred tax assets:
       Accrued royalties                                 $    --     $ 3,029
       Inventory reserves and cost methods                   834       1,811
       Accrued expenses                                       --       1,414
       Allowance for doubtful accounts                       456         674
       Reserve for warranty costs                            385         284
       Other                                                 312          57
                                                         -------------------
     Total current deferred tax assets                     1,987       7,269

     Current deferred tax liabilities:
       Unrealized holding gain on marketable
        investment securities                               (153)         (6)
       Subscriber acquisition costs                           --     (19,937)
                                                         -------------------
     Total current deferred tax liabilities                 (153)    (19,943)
                                                         -------------------
         Net current deferred tax assets (liabilities)     1,834     (12,674)

     Noncurrent deferred tax assets:
       Net operating loss carryforwards                       --      77,910
       Amortization of original issue discount on
        Dish and ESBC Notes                               15,439      34,912
       Other                                                   7       3,458
                                                         -------------------
     Total noncurrent deferred tax assets                 15,446     116,280
     Noncurrent deferred tax liabilities:
       Capitalized costs deducted for tax                 (2,351)    (17,683)
       Depreciation                                         (986)    (18,927)
                                                         -------------------
     Total noncurrent deferred tax liabilities            (3,337)    (36,610)
                                                         -------------------
       Noncurrent net deferred tax assets                 12,109      79,670
                                                         -------------------
       Net deferred tax assets                           $13,943    $ 66,996
                                                         -------------------
                                                         -------------------

     No valuation reserve has been provided for the above deferred tax assets because the Company currently believes it is more likely than not that these assets will be realized. If future operating results differ materially and adversely from the Company's current expectations, its judgment regarding the need for a valuation allowance may change.

     The actual tax provisions for 1994, 1995 and 1996 are reconciled to the amounts computed by applying the statutory federal tax rate to income before taxes as follows (dollars in thousands).

                                        1994               1995                 1996
                                  -----------------   ----------------    -----------------
                                  AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT
                                  -----------------   ----------------    -----------------
Statutory rate                    $(166)    (34.0)%   $6,493     35.0%    $54,015     35.0%
State income taxes, net
 of federal benefit                 (88)    (18.0)       222      1.2       2,839      1.8
Tax exempt interest income           60      12.3         10      0.1          --       --
Research and development credits    156      31.9         31      0.2          --       --
Non-deductible interest expense    (258)    (52.7)      (293)    (1.7)     (2,099)    (1.4)
Other                              (103)    (21.1)      (272)    (1.4)        105     (0.2)
                                  -----------------   ----------------    -----------------
Total (provision for) benefit
 from income taxes                $(399)    (81.6)%   $6,191     33.4%    $54,860     35.2%
                                  -----------------   ----------------    -----------------
                                  -----------------   ----------------    -----------------

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.   EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, subject to a maximum annual contribution by the Company of $1,000 per employee. The Company may also make an annual discretionary contribution to the plan with approval by the Company's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. The Company's total cash contributions to the 401(k) Plan totaled $170,000, $177,000 and $226,000 during 1994, 1995 and 1996, respectively. Additionally, the Company contributed 55,000 shares of its Class A Common Stock in each of 1995 and 1996 (fair value of approximately $1.1 million and $935,000, respectively) to the 401(k) Plan as discretionary contributions.

9.   STOCKHOLDER'S EQUITY

     Effective March 10, 1994, the stockholders approved measures necessary to increase the authorized capital stock of Dish, Ltd. to include 200 million shares of Class A Common Stock, 100 million shares of Class B Common Stock, and 20 million shares of Series A Convertible Preferred Stock and determined to split all outstanding shares of common stock on the basis of approximately 4,296 to 1.

     All accrued dividends payable to Mr. Ergen on his Dish, Ltd. 8% Series A Cumulative Preferred Stock through the date of the Exchange ($1.4 million), and all accrued dividends payable to the remaining holder of Dish, Ltd. 8% Series A Cumulative Preferred Stock through the date of the Merger ($107,000), will remain obligations of Dish, Ltd. (Note 1); however, no additional dividends will accrue with respect to the Dish, Ltd. 8% Series A Cumulative Preferred Stock. The Dish Notes Indenture places significant restrictions on the payment of those dividends. Through December 31, 1996, additional accrued dividends payable to Mr. Ergen by ECC on the ECC 8% Series A Cumulative Preferred Stock totaled $1.7 million.

10.  STOCK COMPENSATION PLANS

     The Company has two stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employees stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("SFAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected to not adopt SFAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of 6.12% and 6.80% for 1995 and 1996, respectively; dividend yields of 0.0% during each period; volatility factors of the expected market price of the Company's common stock of 62%, and a weighted-average expected life of the options of six years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The Company's pro forma net loss was $12.8 million and $101.7 million for the years ended
December 31, 1995 and 1996, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.  STOCK COMPENSATION PLANS - CONTINUED

traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based compensation awards.

     In April 1994, the Company adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. ECC assumed all outstanding options for the purchase of Dish, Ltd. common stock effective with the Exchange and Merger and has reserved up to 10 million shares of its Class A Common Stock for granting awards under the Stock Incentive Plan. Awards available under the Stock Incentive Plan include:
(i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. All options granted through December 31, 1996 have included exercise prices not less than the fair market value of the Shares at the date of grant and vest as determined by the Company's Board of Directors, generally at the rate of 20% per year.

     A summary of the Company's incentive stock option activity for the years ended December 31, 1995 and 1996 is as follows:

                                                         1995                          1996
                                            ------------------------------------------------------------
                                                          WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                              OPTIONS      EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                            ------------------------------------------------------------
Options outstanding at beginning of year        744,872        $ 9.33       1,117,133         $12.23
Granted                                         419,772         17.13         138,790          27.02
Exercised                                        (4,284)         9.33        (103,766)         10.24
Forfeited                                       (43,227)        10.55        (126,884)         13.27
                                            ------------------------------------------------------------
Options outstanding at end of year            1,117,133        $12.23       1,025,273          14.27
                                            ------------------------------------------------------------
                                            ------------------------------------------------------------
Exercisable at end of year                      142,474        $ 9.33         258,368         $11.31
                                            ------------------------------------------------------------
                                            ------------------------------------------------------------
Weighted-average fair value of
 options granted                                               $ 9.86                         $16.96

     Exercise prices for options outstanding as December 31, 1996 are as follows:


                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    ---------------------------------------------------------------------------
                       NUMBER        WEIGHTED                        NUMBER
                    OUTSTANDING      AVERAGE                      EXERCISABLE
                       AS OF        REMAINING        WEIGHTED        AS OF          WEIGHTED
    RANGE OF        DECEMBER 31,   CONTRACTUAL       AVERAGE      DECEMBER 31,      AVERAGE
 EXERCISE PRICES       1996           LIFE       EXERCISE PRICE      1996        EXERCISE PRICE
-----------------------------------------------------------------------------------------------
$ 9.333 - $11.870      607,462        5.50           $ 9.48         203,757          $ 9.41
 17.000 -  20.250      279,021        6.71            18.48          54,611           18.51
 26.690 -  29.360      138,790        7.58            27.02              --              --
-----------------------------------------------------------------------------------------------
$ 9.333 - $29.360    1,025,273        6.11           $14.27         258,368          $11.31
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

     In March 1994, the Company entered into an employment agreement with one of its executive officers. The officer was granted an option, containing certain conditions to vesting, to purchase 322,208 shares of Class A Common Stock of the Company for $1.0 million at any time prior to December 31, 1999, subject to certain limitations. One-half of this option became exercisable on December 31, 1994 and the remainder became exercisable on December 31, 1995. The option was not granted pursuant to the Stock Incentive Plan. During 1996, this option was fully exercised.

     Effective March 1995, the Company granted an additional option to a key employee to purchase 33,000 shares of Class A Common Stock, which vests 50% in March 1996 and 50% in March 1997. The exercise price for each share of Class A Common Stock is $11.87 per share. The option was not granted pursuant to the Stock Incentive Plan. In December 1996, the vested portion of this option was exercised and the unvested portion of the option was canceled.

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.  OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

     The Company has contracted with Martin for the construction and delivery of high powered DBS satellites and for related services. Martin constructed both EchoStar I and EchoStar II. In 1997 EchoStar expects to expend: (i) approximately $16.7 million for contractor financing on EchoStar I, EchoStar II, and EchoStar III; (ii) approximately $118.7 million in connection with the launch and insurance of EchoStar III and EchoStar IV; and (iii) approximately $50.0 million for construction of EchoStar III and EchoStar IV. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1997, EchoStar will expend approximately $88.6 million to repay contractor financing debt related to EchoStar I, EchoStar II, EchoStar III, and EchoStar
IV. Additionally, EchoStar has committed to expend approximately an additional $69.7 million to construct and launch EchoStar IV in 1998. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Lockheed Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms acceptable to EchoStar.

     The Company has filed applications with the Federal Communications Commission ("FCC") for authorization to construct, launch and operate a domestic fixed satellite service system ("FSS System") and a two satellite Ka-band satellite system. No assurances can be given that the Company's applications will be approved by the FCC or that, if approved, the Company will successfully develop the FSS System or the Ka-band satellite system. The Company believes that establishment of the FSS System or the Ka-band satellite system would enhance its competitive position in the DTH industry. In the event the Company's FSS or Ka-band satellite system applications are approved by the FCC, additional debt or equity financing would be required. Financing alternatives related to the FSS and Ka-band satellite systems are currently being pursued by the Company. No assurances can be given that financing will be available, or that it will be available on terms acceptable to the Company.

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.  OTHER COMMITMENTS AND CONTINGENCIES - CONTINUED

LEASES

     Future minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows (in thousands):

          Year ending December 31,
             1997                              $  869
             1998                                 492
             1999                                 180
             2000                                  21
             2001                                   2
             Thereafter                            --
                                               ------
             Total minimum lease payments      $1,564
                                               ------
                                               ------

     Rental expense for operating leases aggregated $1.4 million, $1.2 million, and $950,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

PURCHASE COMMITMENTS

     The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on Dish, Ltd. supplied specifications and necessary to receive DBS programming offered by the Company. As of December 31, 1996, the remaining commitments total approximately $82.9 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $85.9 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from available cash and cash flows generated from sales of DISH Network-SM- programming and related DBS inventory.

OTHER RISKS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12.  SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd., (collectively, the "Dish Notes Guarantors") except certain de minimis domestic and foreign subsidiaries.

     The ESBC Notes are initially guaranteed by ECC on a subordinated basis. On and after the Dish Guarantee Date (as defined in the ESBC Notes Indenture), the ESBC Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. From January 7, 1997, the date upon which the DBSC Merger was consummated, the ESBC Notes are guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC.

     The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $277,000 and $166,000 as of December 31, 1995 and 1996, respectively. Summarized consolidated financial information for Dish, Ltd. and the subsidiary guarantors is as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1994       1995        1996
                                               --------   --------   ---------
     STATEMENTS OF OPERATIONS DATA:
        Revenue                                $187,044   $163,228   $ 209,731
        Expenses                                174,164    171,646     318,437
                                               --------   --------   ---------
        Operating income (loss)                  12,880     (8,418)   (108,706)
        Other income (expense)                  (12,707)    (9,911)    (32,349)
                                               --------   --------   ---------
        Net income (loss) before income taxes       173    (18,329)   (141,055)
        (Provision for) benefit from income
         taxes                                     (433)     6,182      49,518
                                               --------   --------   ---------
          Net income (loss)                    $   (260)  $(12,147)  $ (91,537)
                                               --------   --------   ---------
                                               --------   --------   ---------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS - CONTINUED

                                                             DECEMBER 31,
                                                         -------------------
                                                           1995       1996
                                                         --------   --------
          BALANCE SHEET DATA:
            Current assets                               $ 81,959   $198,981
            Property and equipment, net                   333,160    499,989
            Other noncurrent assets                       143,866    131,995
                                                         --------   --------
            Total assets                                 $558,985   $830,965
                                                         --------   --------
                                                         --------   --------

            Current liabilities                          $ 50,710   $197,081
            Long-term liabilities                         415,662    630,421
            Stockholder's equity                           92,613      3,463
                                                         --------   --------
            Total liabilities and stockholder's equity   $558,985   $830,965
                                                         --------   --------
                                                         --------   --------

     Upon consummation of the merger with DirectSat, DirectSat became, by virtue of the merger, a guarantor of the Dish Notes on a full, unconditional and joint and several basis, in addition to the guarantees of the previous subsidiaries.

13.  OPERATIONS IN GEOGRAPHIC AREAS

     The Company sells its products on a worldwide basis and has established operations in Europe and the Pacific Rim. Information about the Company's operations in different geographic areas as of December 31, 1994, 1995 and 1996 and for the years then ended, is as follows (in thousands):

                                                          OTHER
                              UNITED STATES   EUROPE   INTERNATIONAL   TOTAL
                              -------------   ------   -------------   -----
1994
----
Total revenue                   $137,233     $ 24,072     $ 29,678   $  190,983
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Export sales                    $  7,188
                                --------
                                --------
Operating income                $  10,811    $  1,244     $  1,161   $   13,216
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Other income (expense), net                                          $  (12,727)
                                                                     ----------
                                                                     ----------
Net income before income taxes                                       $      489
                                                                     ----------
                                                                     ----------
Identifiable assets             $  77,172    $  6,397     $  2,359   $   85,928
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Corporate assets                                                     $  386,564
                                                                     ----------
                                                                     ----------
Total Assets                                                         $  472,492
                                                                     ----------
                                                                     ----------
1995
----
Total revenue                   $ 110,629    $ 31,351     $ 21,910   $  163,890
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Export sales                    $   6,317
                                --------
                                --------
Operating income (loss)         $  (7,895)   $    146     $   (257)  $   (8,006)
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Other income (expense), net                                          $   (9,260)
                                                                     ----------
                                                                     ----------
Net loss before income taxes                                         $  (17,266)
                                                                     ----------
                                                                     ----------
Identifiable assets             $  63,136    $ 10,088     $  3,788   $   77,012
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Corporate assets                                                     $  482,283
                                                                     ----------
                                                                     ----------
Total Assets                                                         $  559,295
                                                                     ----------
                                                                     ----------
1996
----
Total revenue                   $ 172,239    $ 26,984     $ 10,508   $  209,731
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Export sales                    $   1,536
                                --------
                                --------
Operating loss                  $(106,695)   $ (1,274)    $   (896)  $ (108,865)
                                --------     --------     --------   ----------
                                --------     --------     --------   ----------
Other income (expense), net                                          $  (46,743)
                                                                     ----------
Net loss before income taxes                                         $ (155,608)
                                                                     ----------
                                                                     ----------
Identifiable assets             $ 836,596    $  5,795     $  1,871   $  844,262
                                --------     --------     --------
                                --------     --------     --------
Corporate assets                                                     $  228,829
                                                                     ----------
Total Assets                                                         $1,073,091
                                                                     ----------
                                                                     ----------

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.  VALUATION AND QUALIFYING ACCOUNTS

     The Company's valuation and qualifying accounts as of December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                      BALANCE AT   CHARGED TO
                                      BEGINNING    COSTS AND                  BALANCE AT
                                       OF YEAR      EXPENSES     DEDUCTIONS   END OF YEAR
                                      ---------------------------------------------------
Year ended December 31, 1994:
  Assets:
    Allowance for doubtful accounts    $  346        $    8       $  (168)       $  186
    Loan loss reserve                      50            75           (30)           95
    Reserve for inventory               1,403           329          (147)        1,585
  Liabilities:
    Reserve for warranty costs          1,350           508          (458)        1,400
    Other reserves                         93            --            --            93
Year ended December 31, 1995:
  Assets:
    Allowance for doubtful accounts    $  186        $1,160       $  (240)       $1,106
    Loan loss reserve                      95            19           (36)           78
    Reserve for inventory               1,585         1,511          (299)        2,797
  Liabilities:
    Reserve for warranty costs          1,400           562          (949)        1,013
    Other reserves                         93            --            (1)           92

Year ended December 31, 1996:
  Assets:
    Allowance for doubtful accounts    $1,106        $2,340       $(1,952)       $1,494
    Loan loss reserve                      78           157           (94)          141
    Reserve for inventory               2,797         4,304        (1,438)        5,663
  Liabilities:
    Reserve for warranty costs          1,013          (250)           --           763
    Other reserves                         92           (92)           --            --

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results of operations are summarized as follows (in thousands):

                                               THREE MONTHS ENDED
                                -----------------------------------------------
                                MARCH 31    JUNE 30  SEPTEMBER 30  DECEMBER 31
                                -----------------------------------------------
Year Ended December 31, 1995:
  Total revenue                  $40,413   $ 39,252    $ 43,606      $ 40,619
  Operating income (loss)           (698)       768         341        (8,417)
  Net loss                        (2,240)    (1,813)       (916)       (7,392)

Year Ended December 31, 1996
  Total revenue                  $41,026   $ 69,354    $ 55,507      $ 43,844
  Operating loss                  (8,908)   (17,671)    (21,599)      (60,687)
  Net loss                        (7,654)   (20,837)    (22,524)      (49,733)

     In the fourth quarter of 1995 and each quarter in 1996, the Company incurred operating and net losses principally as a result of expenses incurred related to development of the EchoStar DBS System.

        ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following financial information reflects the parent company only condensed statements of operations data, condensed balance sheet data, and condensed cash flows data for ESBC.




                                                  FOR THE PERIOD FROM
                                                    JANUARY 24, 1996
                                                  (INCEPTION) THROUGH
                                                   DECEMBER 31, 1996
                                                  -------------------
                                                     (In thousands)
Statement of Operations Data:
  Equity in losses of Dish, Ltd.                       $ (91,537)
  Interest and other expense                             (14,552)
                                                       ---------
  Net loss before income taxes                          (106,089)
  Benefit from income taxes                                5,342
                                                       ---------
  Net loss                                             $(100,747)
                                                       ---------
                                                       ---------

                                                       DECEMBER 31,
                                                          1996
                                                     --------------
                                                     (In thousands)
BALANCE SHEET DATA:
Current assets:
Cash and cash equivalents                               $ 13,509
Marketable investment securities                          18,565
Other current assets                                         419
                                                        --------
Total current assets                                      32,493

Restricted investment in Dish, Ltd.                        3,463
ESBC Escrow                                               47,491
Advances to affiliates                                   279,711
Other non-current assets                                  17,260
                                                        --------
  Total assets                                          $380,418
                                                        --------
                                                        --------

Liabilities:
ESBC Notes                                              $386,165

Stockholder's equity:
  Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding                         --
  Additional paid-in capital                              95,000
  Accumulated deficit                                   (100,747)
                                                        --------
  Total stockholder's equity                              (5,747)
                                                        --------
  Total liabilities and stockholder's equity            $380,418
                                                        --------
                                                        --------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.  PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED



                                                             FOR THE PERIOD FROM
                                                               JANUARY 24, 1996
                                                             (INCEPTION) THROUGH
                                                              DECEMBER 31, 1996
                                                             -------------------
                                                                (In thousands)
CASH FLOWS DATA:
  Cash flows from operating activities:
  Net loss                                                        $(100,747)
  Adjustments -
    Equity in (earnings) losses of subsidiaries                      91,537
    Amortization of debt discount and deferred
     financing costs                                                 37,341
    Income tax benefit                                               (5,342)
    Other                                                               (11)
  Changes in other current assets                                      (419)
                                                                  ---------
  Net cash flows provided by operating activities                    22,359

  Cash flows from investing activities:
  Advances to affiliates                                           (279,711)
  Offering proceeds and investment earnings placed in escrow       (183,105)
  Funds released from escrow                                        135,614
  Net purchases of marketable equity securities                     (18,565)
                                                                  ---------
  Net cash flows used by investing activities                      (345,767)

  Cash flows from financing activities:
  Net proceeds from issuance of ESBC Notes                          336,916
  Net proceeds from issuance of Common Stock                              1
                                                                  ---------
  Net cash flows provided by financing activities                   336,917
                                                                  ---------
  Net increase (decrease) in cash and cash equivalents               13,509
  Cash and cash equivalents, beginning of period                         --
                                                                  ---------
  Cash and cash equivalents, end of period                        $  13,509
                                                                  ---------
                                                                  ---------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.  PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

    The following financial information reflects the parent company only condensed statements of operations data, condensed balance sheet data, and condensed cash flows data for ECC, reflecting the assumed consummation of the Exchange and Merger retroactive to January 1, 1993. The Exchange and Merger described in Note 1 was accounted for as a reorganization of entities under common control.

                                               YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                           1994       1995           1996
                                         ----------------------------------
   STATEMENTS OF OPERATIONS DATA:        (In thousands, except per share data)
      Equity in earnings (losses) of
       subsidiaries                      $   90     $(12,361)     $(100,853)
      Other income                           --        1,321          1,117
                                         ----------------------------------
      Net income (loss) before
       income taxes                          90      (11,040)       (99,736)
      Provision for income taxes             --         (446)        (1,250)
                                         ----------------------------------
      Net income (loss)                  $   90     $(11,486)     $(100,986)
                                         ----------------------------------
                                         ----------------------------------
   Loss attributable to common shares    $ (849)    $(12,690)     $(102,190)
                                         ----------------------------------
                                         ----------------------------------
   Weighted average common shares
    outstanding                          32,442       35,562         40,548
                                         ----------------------------------
                                         ----------------------------------
   Loss per common and common
    equivalent share                     $(0.03)    $  (0.36)     $   (2.52)
                                         ----------------------------------
                                         ----------------------------------

                                                         DECEMBER 31,
                                                    -----------------------
                                                      1995           1996
                                                    -----------------------
   BALANCE SHEET DATA:                                    (In thousands)
   Current assets:
   Cash and cash equivalents                        $  7,802      $     814
   Marketable investment securities                   15,460             --
   Advances to affiliates, net                        19,545             --
   Other current assets                                  191          1,349
                                                    -----------------------
   Total current assets                               42,998          2,163
   Investments in subsidiaries:
        Restricted (Note 12)                          92,613             --
        Unrestricted                                     280             --
                                                    -----------------------
   Total investments in subsidiaries                  92,893             --
   Other non-current assets                           21,111         70,054
                                                    -----------------------
        Total assets                                $157,002      $  72,217
                                                    -----------------------
                                                    -----------------------
   Current liabilities                              $    316      $   1,304
   Advances from affiliates, net                          --          2,910
   Investments in subsidiaries:
        Restricted (Note 12)                              --          6,731
        Unrestricted                                      --             75
                                                    -----------------------
   Total liabilities and investments in subsidiaries     316         11,020
   Stockholders' equity:
        Preferred Stock, 20,000,000 shares
         authorized, 1,616,681 shares of 8%
         Series A Cumulative Preferred Stock
         issued and outstanding, including accrued
         dividends of $2,143,000 and
         $3,347,000, respectively                     17,195         18,399
        Class A Common Stock, $.01 par value,
         200,000,000 shares authorized,
         10,535,003 and 11,115,582 shares issued
         and outstanding, respectively                   105            111
        Class B Common Stock, $.01 par value,
         100,000,000 shares authorized,
         29,804,401, shares issued and outstanding       298            298
        Class C Common Stock, $.01 par value,
         100,000,000 shares authorized, none
         outstanding                                      --             --
        Common Stock Warrants                            714             16
        Additional paid-in  capital                  151,674        158,113
        Unrealized holding gain (loss) on
         available-for-sale securities, net              239            (11)
        Accumulated deficit                          (13,539)      (115,729)
                                                    -----------------------
        Total stockholders' equity                   156,686         61,197
                                                    -----------------------
        Total liabilities and stockholders'
         equity                                     $157,002      $  72,217
                                                    -----------------------
                                                    -----------------------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                1994       1995         1996
 CASH FLOWS DATA:                               ----       ----         ----
    Cash flows from operating activities:
    Net income (loss)                           $ 90     $(11,486)   $(100,986)
    Adjustments:
         Equity in (earnings) losses of
          subsidiaries                           (90)      12,361      100,853
         Provision for deferred taxes             --           --           56
    Changes in:
         Other current assets                     --         (191)       1,158
         Current liabilities                      --          316          988
                                                ------------------------------
    Net cash flows provided by operating
     activities                                   --        1,000        2,069

    Cash flows from investing activities:
    Advances (to) from affiliates                 --      (19,545)      22,167
    (Purchases) sales of marketable
     investment securities, net                   --      (15,475)      15,460
    Increase in noncurrent assets                 --      (21,111)     (48,943)
                                                ------------------------------
    Net cash flows used by investing activities   --      (56,131)     (11,316)

    Cash flows from financing activities:
    Stock options exercised                       --           --        2,259
    Net proceeds from IPO                         --       62,933
                                                ------------------------------
    Net cash flows provided by financing
     activities                                   --       62,933        2,259
                                                ------------------------------
    Net increase in cash and cash equivalents     --        7,802       (6,988)
    Cash and cash equivalents, beginning of
     year                                                      --        7,802
                                                ------------------------------
    Cash and cash equivalents, end of year      $ --     $  7,802    $     814
                                                ------------------------------
                                                ------------------------------

         ECHOSTAR SATELLITE BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17.  SUBSEQUENT EVENTS

     On February 24, 1997, EchoStar announced the formation of a DBS alliance with News. Pursuant to a binding letter agreement, ASkyB will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7 billion, including an FCC license purchased during 1996 for approximately $682.5 million. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI will have an approximate 19.9% interest in ASkyB. Four DBS satellites are currently under construction for use by ASkyB. ASkyB also is constructing a digital broadcast center in Gilbert, Arizona, which, upon completion, will provide EchoStar with fully redundant digital broadcast center operations.

     Prior to the closing of the ASkyB Transaction and pursuant to the terms of the binding letter agreement, News has agreed to provide EchoStar with interim financing, as needed, in an aggregate amount of up to $200.0 million. This interim financing will be in the form of either purchases by News of Echostar Class A Common Stock or non-interest bearing advances to EchoStar, dependent upon when necessary regulatory approvals are obtained. Any interim financing amounts received by EchoStar will be used for purposes of funding its near-term working capital, capital expenditure and debt service requirements. To the extent that News advances funds to EchoStar or purchases shares as described above, the amount paid by News shall be credited against News' total cash consideration and the number of shares purchased shall be credited against the number of shares of EchoStar's Class A Common Stock to be received by News at the closing.

     While definitive agreements are expected to be executed in the near future, in the absence of definitive agreements, the letter agreement will continue as a binding commitment between the parties. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.