Form 10KT405/A
period 1996-12-31
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1997-04-07
CIK 1012690

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________.

                       Commission file number: 333-3980

                 ECHOSTAR SATELLITE BROADCASTING CORPORATION
            (Exact name of registrant as specified in its charter)

                COLORADO                                 84-1337871
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        90 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                               80112
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (303) 799-8222

      Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Act:  NONE

                             --------------------

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

                             --------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None.

                             --------------------


================================================================================

                                TABLE OF CONTENTS

     PURSUANT TO RULE 12b-32 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INFORMATION NOT CONTAINED HEREIN IS INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 FILED ON MARCH 31, 1997.

                                     PART I

Item 1.   Business..........................................................   *
Item 2.   Properties........................................................   *
Item 3.   Legal Proceedings.................................................   *
Item 4.   Submission of Matters to a Vote of Security Holders...............  **

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................   *
Item 6.   Selected Financial Data...........................................  **
Item 7.   Management's Narrative Analysis of the Results of Operations......   *
Item 8.   Financial Statements and Supplementary Data.......................   *
Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure........................................   *

                                    PART III

Item 10.  Directors and Executive Officers of Registrant....................  **
Item 11.  Executive Compensation............................................  **
Item 12.  Security Ownership of Certain Beneficial Owners and Management....  **
Item 13.  Certain Relationships and Related Transactions....................  **

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... E-1

(a) (1)   Financial Statements..............................................   *

(a) (2)   Financial Statement Schedules.....................................   *

(a) (3)   Exhibits.

          See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this amendment to the Annual Report.

(b)       Reports on Form 8-K...............................................   *


-------------------
*   Not amended.

** This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (J)(1)(a) and (b) of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(3)   INDEX TO EXHIBITS

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

  10.1(c) Second Amendment to the Satellite Construction Contract, dated as of
          October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Ltd., Registration
          No. 33-76450).

  10.1(d) Third Amendment to the Satellite Construction Contract, dated as of
          April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(e) Fourth Amendment to the Satellite Construction Contract, dated as of
          August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

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

 10.15(a) Eighth Amendment to Satellite Construction Contract, dated as of
          February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(a) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

 10.15(b) Ninth Amendment to Satellite Construction Contract, dated as of
          February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 10.15(c) Tenth Amendment to Satellite Construction Contract, dated as of July
          18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).*

 10.16 Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

 10.17 Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta Corporation, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

 10.18 Right and License Agreement by and among Houston Tracker Systems, Inc. and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996 (incorporated by reference to Exhibit 10.18 to EchoStar's annual Report of Form 10-K for the year ended December 31, 1996).

 10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.19 to EchoStar's Annual Report in Form 10-K for the year ended of December 31, 1996).

 24 Powers of Attorney authorizing signature of Charles W. Ergen, David K. Moskowitz and James DeFranco.

 27       Financial Data Schedule.**

--------------------------
*    Constitutes a management contract or compensatory plan arrangement.

**   Previously filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar Satellite Broadcasting Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ECHOSTAR SATELLITE BROADCASTING CORPORATION


                        By:  /s/ STEVEN B. SCHAVER
                             ---------------------------------------------------
                             Steven B. Schaver
                             Chief Operating Officer and Chief Financial Officer

Date: April 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar Satellite Broadcasting Corporation and in the capacities and on the dates indicated:

Signature                         Title                                   Date
---------                         -----                                   ----

  *                               Chief Executive Officer and Director    April 7, 1997
--------------------------        (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


  /s/ STEVEN B. SCHAVER           Chief Operating Officer and             April 7, 1997
--------------------------        Chief Financial Officer
Steven B. Schaver                 (PRINCIPAL FINANCIAL OFFICER)


  /s/ JOHN R. HAGER               Controller                              April 7, 1997
--------------------------        (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager



  *                                Director                               April 7, 1997
--------------------------
James DeFranco


  *                                Director                               April 7, 1997
--------------------------
David K. Moskowitz


*    By:   /s/ STEVEN B. SCHAVER
        -------------------------------
          Steven B. Schaver
          Attorney-in-Fact