Form 10-Q
period 1998-03-31
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1998-05-15
CIK 1012690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q
(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to                 .
                                  ---------------    ----------------

                      Commission file number 333-3980

                  ECHOSTAR SATELLITE BROADCASTING CORPORATION
            (Exact name of registrant as specified in its charter)

              COLORADO                                 84-1337871
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


         5701 S. SANTA FE DRIVE
           LITTLETON, COLORADO                          80120
(Address of principal executive offices)              (Zip code)

                                (303) 723-1000
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                               -----    -----
     AS OF MAY 8, 1998, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
      December 31, 1997 and March 31, 1998 (Unaudited)...................   1

     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1997 and 1998 (Unaudited).............   2

     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1997 and 1998 (Unaudited).............   3

     Notes to Condensed Consolidated Financial Statements (Unaudited)....   4

Item 2. Management's Narrative Analysis of Results of Operations.........   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  None


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................   *

Item 3.  Defaults Upon Senior Securities.................................   *

Item 4.  Submission of Matters to a Vote of Security Holders.............   *

Item 5.  Other Information...............................................  None

Item 6.  Exhibits and Reports on Form 8-K................................   11


   DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.




-------------------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                 ECHOSTAR SATELLITE BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                                       DECEMBER 31,     MARCH 31,
                                                          1997            1998
                                                      ----------------------------
                                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents............................ $   45,653    $    13,324
  Trade accounts receivable, net of allowance for
    uncollectible accounts of $1,347 and
      $1,673, respectively.............................     66,045         82,553
  Inventories..........................................     22,993         34,643
  Subscriber acquisition costs, net....................     18,819          7,848
  Other current assets.................................      8,769          8,368
                                                       --------------------------
Total current assets...................................    162,279        146,736
Restricted cash and marketable investment
  securities...........................................      2,245          2,245
Property and equipment, net............................    505,347        515,015
Advances to affiliates, net............................    191,823        201,472
Other noncurrent assets................................    100,891         98,855
                                                       --------------------------
    Total assets....................................... $  962,585    $   964,323
                                                       --------------------------
                                                       --------------------------

LIABILITIES AND  STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable............................... $   68,491    $    63,453
  Deferred revenue.....................................    122,215        113,066
  Accrued expenses.....................................     72,369        102,374
  Current portion of long-term debt....................     14,924         15,174
                                                       --------------------------
Total current liabilities..............................    277,999        294,067

Long-term obligations, net of current portion:
  1994 Notes...........................................    499,863        516,829
  1996 Notes...........................................    438,512        452,405
  Mortgages and other notes payable, net
    of current portion.................................     40,495         36,821
  Long-term deferred satellite services revenue
and other long-term liabilities........................     19,500         22,464
                                                       --------------------------
Total long-term obligations, net of current
  portion..............................................    998,370      1,028,519
                                                       --------------------------
    Total liabilities..................................  1,276,369      1,322,586

Commitments and Contingencies (Note 4)

Stockholder's Equity (Deficit):
  Common stock, $.01 par value, 1,000 shares
  authorized, issued and outstanding...................          -              -
  Additional paid-in capital...........................    108,838        108,838
Accumulated deficit....................................   (422,622)      (467,101)
                                                       --------------------------
Total stockholder's equity (deficit)...................   (313,784)      (358,263)
                                                       --------------------------
    Total liabilities and stockholder's
      equity (deficit)................................. $  962,585     $  964,323
                                                       --------------------------
                                                       --------------------------

      See accompanying Notes to Condensed Consolidated Financial Statements.

                 ECHOSTAR SATELLITE BROADCASTING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands)
                                (Unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------
                                                           1997           1998
                                                      ------------------------------
REVENUE:
  DISH Network:
    Subscription television services................     $ 48,050      $ 128,541
    Other...........................................        8,206          6,184
                                                       --------------------------
  Total DISH Network................................       56,256        134,725
  DTH equipment sales and integration services......        1,958         66,816
  Satellite services................................        2,165          4,595
  C-band and other..................................        8,588          7,888
                                                       --------------------------
Total revenue.......................................       68,967        214,024

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses.....................       23,040         63,809
    Customer service center and other...............        6,445         11,733
    Satellite and transmission......................        2,785          5,252
                                                       --------------------------
  Total DISH Network operating expenses.............       32,270         80,794
  Cost of sales - DTH equipment and
    integration services............................        2,228         47,251
  Cost of sales - C-band and other..................        6,008          5,942
  Marketing:
    Subscriber promotion subsidies..................       12,777         44,835
    Advertising and other...........................        3,276          8,250
                                                       --------------------------
  Total marketing expenses..........................       16,053         53,085
  General and administrative........................       15,031         19,289
  Amortization of subscriber acquisition costs......       28,062         10,971
  Depreciation and amortization.....................       12,643         13,377
                                                       --------------------------
Total costs and expenses............................      112,295        230,709
                                                       --------------------------

Operating loss......................................      (43,328)       (16,685)

Other Income (Expense):
  Interest income...................................        1,649            773
  Interest expense, net of amounts capitalized......      (19,846)       (28,303)
  Other.............................................          (60)           (93)
                                                       --------------------------
Total other income (expense)........................      (18,257)       (27,623)
                                                       --------------------------

Loss before income taxes............................      (61,585)       (44,308)
Income tax provision, net...........................          (19)          (171)
                                                       --------------------------
Net loss............................................     $(61,604)     $ (44,479)
                                                       --------------------------
                                                       --------------------------

      See accompanying Notes to Condensed Consolidated Financial Statements.

                 ECHOSTAR SATELLITE BROADCASTING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                           1997           1998
                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................  $(61,604)     $ (44,479)
Adjustments to reconcile net loss to net cash
flows from operating activities:
  Depreciation and amortization.......................    12,643         13,377
  Amortization of subscriber acquisition costs........    28,062         10,971
  Amortization of debt discount and deferred
    financing costs...................................    18,542         27,183
  Change in reserve for excess and obsolete
    inventory.........................................    (2,302)           (33)
  Change in long-term deferred satellite services
    revenue and other long-term liabilities...........     3,090          3,015
  Other, net..........................................      (125)           (51)
  Changes in current assets and current liabilities...   (34,576)       (21,096)
                                                        ------------------------
Net cash flows from operating activities..............   (36,270)       (11,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable investment securities.............    15,279              -
Purchases of restricted marketable investment
  securities..........................................    (1,995)             -
Funds released from escrow and restricted cash
  and marketable investment securities................    30,000              -
Investment earnings placed in escrow..................      (416)             -
Purchases of property and equipment...................   (11,364)       (17,000)
Other.................................................      (453)          (792)
                                                        ------------------------
Net cash flows from investing activities..............    31,051        (17,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgage indebtedness and
  notes payable.......................................    (3,130)        (3,424)
                                                        ------------------------
Net cash flows from financing activities..............    (3,130)        (3,424)
                                                        ------------------------

Net decrease in cash and cash equivalents.............    (8,349)       (32,329)
Cash and cash equivalents, beginning of period........    38,428         45,653
                                                        ------------------------
Cash and cash equivalents, end of period..............  $ 30,079      $  13,324
                                                        ------------------------
                                                        ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized..  $    612      $   1,128
  Cash paid for income taxes..........................         -            171
  Capitalized interest, including amounts due
    from affiliates...................................     8,013          4,351
  Accrued capital expenditures........................         -          4,653


      See accompanying Notes to Condensed Consolidated Financial Statements.

                  ECHOSTAR SATELLITE BROADCASTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESBC" or the "Company") is a wholly-owned subsidiary of EchoStar DBS Corporation ("DBS Corp"). DBS Corp is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC," and together with its subsidiaries "EchoStar"). EchoStar is a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp, ESBC and all direct and indirect wholly-owned subsidiaries thereof. ESBC's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 1998. Substantially all of EchoStar's operations are conducted by subsidiaries of ESBC. The operations of EchoStar include three interrelated business units:

     - THE DISH NETWORK - a DBS subscription television service in the United States. As of March 31, 1998, EchoStar had approximately
          1.2 million DISH Network subscribers.

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

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully competitive alternative to cable television service.

RECENT DEVELOPMENTS

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan. While initial data indicates the launch was successful, the ultimate success of the launch and in-orbit operation of EchoStar IV will not be established for approximately 60 days. Subject to final agreement between the United States and Mexican administration, EchoStar IV will be tested at the 127DEG. West Longitude ("WL") orbital location for approximately two months, and will then be moved to its operational orbital location at 119.2DEG. WL. Together with EchoStar II, it will provide video, audio and data services throughout the continental United States. EchoStar IV also will provide video, audio and data services to Alaska and Hawaii.

     Provided EchoStar IV is successfully deployed at 119.2DEG. WL, EchoStar plans to relocate EchoStar I, a 16 transponder DBS satellite, from 119DEG. WL to 148DEG. WL. EchoStar has a permit, issued by the Federal Communications Commission (the "FCC"), for the use of 24 frequencies at the 148DEG. WL orbital slot. The FCC conditionally approved the relocation of EchoStar I to 148DEG. WL in April 1998. To retain its remaining eight frequencies at 148DEG. WL, EchoStar must, in accordance with its FCC license, complete construction of an additional DBS satellite by December 20, 2000, and that satellite must be operational by December 20, 2002.

                  ECHOSTAR SATELLITE BROADCASTING CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                (Unaudited)


     Once EchoStar I is operational at the 148DEG. WL orbital location, EchoStar plans to expand its local programming initiative to include certain of the largest television markets in the Mountain and Pacific time zones, and to provide expanded international, niche, educational, business television and data services.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                          1997           1998
                                                      --------------------------
                                                                    (Unaudited)
     DBS receiver components........................     $12,506        $13,565
     EchoStar Receiver Systems......................       7,649         17,917
     Consigned DBS receiver components..............       3,122          4,073
     Finished goods - analog DTH equipment..........       2,116          1,614
     Spare parts and other..........................       1,440          1,281
     Reserve for excess and obsolete inventory......      (3,840)        (3,807)
                                                      ---------------------------
                                                         $22,993        $34,643
                                                      ---------------------------
                                                      ---------------------------

4.   COMMITMENTS AND CONTINGENCIES

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

     In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon

                  ECHOSTAR SATELLITE BROADCASTING CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                (Unaudited)


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

     In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, it is not possible to determine what impact, if any, these meteoroid events could have on EchoStar's DBS satellites.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

     REVENUE. Total revenue for the three months ended March 31, 1998 was $214 million, an increase of $145 million or 210%, as compared to total revenue for the three months ended March 31, 1997 of $69 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from the Company's Technology business unit. The number of DISH Network subscribers increased from 1,040,000 at December 31, 1997 to 1.2 million subscribers at March 31, 1998. Comparatively, the number of DISH Network subscribers increased from 350,000 at December 31, 1996 to 479,600 at March 31, 1997. The Company expects that its revenues will continue to increase as the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended March 31, 1998, the Company experienced a corresponding increase in trade accounts receivable at March 31, 1998. During the three months ended March 31, 1998 and 1997, the Company's subscriber churn (which represents the number of subscriber disconnects during the period divided by the weighted-average number of subscribers during the period) approximated 1% per month.

     DISH Network subscription television services revenue totaled $129 million for the three months ended March 31, 1998, an increase of $81 million compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. Monthly revenue per subscriber approximated $38 during each of the three-month periods ended March 31, 1998 and 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase as the Company adds DISH Network subscribers.

     For the three months ended March 31, 1998, DTH equipment sales and integration services totaled $67 million, an increase of $65 million compared to the three months ended March 31, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by the Company to international DTH service operators. EchoStar currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $59 million for the three months ended March 31, 1998. DBS accessory and other sales totaled $8 million during the three months ended March 31, 1998, a $6 million increase compared to the same period in 1997.

     While EchoStar continues to actively pursue other distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DTH operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues that may be generated from EchoStar's alliances with foreign DTH operators.

     Satellite services revenue totaled $5 million for the three months ended March 31, 1998, an increase of $3 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television
(BTV) customers for the broadcast of organizationally specific programming. The increase in satellite services revenue was primarily attributable to increased usage by the Company's BTV customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $81 million for the three months ended March 31, 1998, an increase of $49 million as compared to the same period in 1997. The increase in DISH Network operating expenses was primarily attributable to the increase in the number of DISH Network subscribers. For the three months ended March 31, 1998, DISH Network operating expenses represented 63% of subscription television services revenue compared to 67% of subscription television revenue during the corresponding period in 1997.

     Subscriber-related expenses totaled $64 million for the three months ended March 31, 1998, an increase of $41 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 50% of subscription television services revenues for the three months ended March 31, 1998, compared to 48% of subscription television services revenues for the three months ended March 31, 1997. The increase in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from an increase in copyright royalties payable by satellite providers for the transmission of distant broadcast network and superstation signals. This increase in copyright royalties accounted for approximately $3 million of the increase in subscriber-related expenses.

     Customer service center and other expenses principally consist of costs incurred in the operation of the Company's DISH Network customer service center, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $12 million for the three months ended March 31, 1998, an increase of $6 million as compared to the three months ended March 31, 1997. Customer service center and other expenses totaled 9% of subscription television services revenue during the three months ended March 31, 1998, compared to 13% of subscription television services revenue during the same period of the prior year. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. While there can be no assurance that customer service center and other expenses as a percentage of subscription television services revenue will not increase, the Company expects this expense to revenue ratio to remain near first quarter levels for the remainder of 1998.

     Satellite and transmission expenses include expenses associated with the operation of EchoStar's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $2 million during the three months ended March 31, 1998, as compared to the same period during 1997. This increase resulted from an increase in the number of EchoStar's operational DBS satellites. The Company expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, the Company expects that such costs as a percentage of DISH Network revenue may decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $47 million for the three months ended March 31, 1998, an increase of $45 million, as compared to the three months ended March 31, 1997. This increase is consistent with the increase in DTH equipment revenue. During the three months ended March 31, 1998, cost of sales - DTH equipment and integration services principally included costs associated with digital set-top boxes and related components sold to international DTH operators. For the three months ended March 31, 1997, cost of sales - DTH equipment and integration services totaled $2 million and consisted almost entirely of costs of DBS accessories sold.

     MARKETING EXPENSES. Marketing expenses totaled $53 million for the three months ended March 31, 1998, an increase of $37 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. The Company recognizes subscriber promotion subsidies as incurred. These expenses totaled $45 million for the three months ended March 31, 1998, an increase of $32 million over the same period in 1997. This increase principally resulted from the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the three-month period ended March 31, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). This accelerated expense recognition resulted from the introduction of the "1997 Promotion" in June 1997. The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment. For the three months ended March 31, 1998, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $51 million (approximately $250 per new subscriber activation). Comparatively, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $58 million (in excess of $400 per new subscriber activation) during the same period in 1997. The decrease in the Company's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. Advertising and other expenses totaled $8 million for the three months ended March 31, 1998, an increase of $5 million over the same period in 1997, as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $19 million for the three-month period ended March 31, 1998, an increase of $4 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% for the three months ended March 31, 1998 compared to 22% for the corresponding period in 1997. While there can be no assurance that G&A expenses as a percentage of total revenue will not increase, the Company expects this expense to revenue ratio to remain near first quarter levels for the remainder of 1998.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended March 31, 1998 improved to $8 million compared to negative EBITDA of $3 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in DISH Network and Technology revenues. The Company believes that its EBITDA results may continue to improve in future periods as the number of DISH Network subscribers increases. However, in the event that new subscriber activations exceed expectations or subscriber acquisition costs materially increase, the Company's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended March 31, 1998 (including amortization of subscriber acquisition costs of $11 million) aggregated $24 million, a decrease of $17 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs. Beginning in October 1997, net subscriber acquisition costs are expensed as incurred. Consequently, no additional subscriber acquisition costs are being deferred. The unamortized balance of such costs is expected to be fully amortized by September 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $28 million for the three months ended March 31, 1998, an increase of $10 million as compared to the same period in 1997. The increase in other expense resulted primarily from increases in interest expense associated with increased accreted balances on the Company's 12 7/8% Senior Secured Discount Notes due 2004 and the Company's 13 1/8% Senior Secured Discount Notes due 2004, combined with a decrease in the amount of interest capitalized during the three months ended March 31, 1998.

                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

27+    Financial Data Schedule.

99.1* Condensed Consolidated Financial Statements of EchoStar for the quarterly period ended March 31, 1998 (incorporated by reference to EchoStar's Quarterly Report on Form 10-Q for the quarterly period ended
       March 31, 1998).

99.2* Condensed Consolidated Financial Statements of Dish, Ltd. for the quarterly period ended March 31, 1998 (incorporated by reference to Dish, Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

99.3+ Financial Statements of DBSC for the quarterly period ended March 31, 1998.

99.4+ Combined and Consolidated Financial Statements of Echo Satellite for the quarterly period ended March 31, 1998.

-------------------------
    +    Filed herewith.

    *    Incorporated by reference.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the first quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                ECHOSTAR SATELLITE BROADCASTING CORPORATION


                By: /s/ DAVID K. MOSKOWITZ
                   -----------------------------------------------------
                    David K. Moskowitz
                    Senior Vice President, General Counsel, Secretary and
                    Director


                By: /s/ JOHN R. HAGER
                   -----------------------------------------------------
                    John R. Hager
                    Vice President - Controller
                    (PRINCIPAL ACCOUNTING OFFICER)

Date:  May 15, 1998