Form 10-Q
period 1998-09-30
ECHOSTAR SATELLITE BROADCASTING CORP
filed 1998-11-13
CIK 1012690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

AS OF OCTOBER 30, 1998, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1997 and September 30, 1998 (Unaudited).......................      1

         Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 1997 and 1998 (Unaudited)........      2

         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1997 and 1998 (Unaudited)..................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...............      4

Item 2.  Management's Narrative Analysis of Results of Operations.......................      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................   None


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................     15

Item 2.  Changes in Securities and Use of Proceeds......................................      *

Item 3.  Defaults Upon Senior Securities................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders............................      *

Item 5.  Other Information..............................................................   None

Item 6.  Exhibits and Reports on Form 8-K...............................................     17


  DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.


-------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 1997                1998
                                                                             ------------        -------------
                                                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ............................................    $    45,653         $    42,156
   Marketable investment securities .....................................             --               1,999
   Trade accounts receivable, net of allowance for uncollectible
     accounts of $1,347 and $3,530, respectively ........................         66,045              83,893
   Inventories ..........................................................         22,993              81,974
   Subscriber acquisition costs, net ....................................         18,819                  --
   Other current assets .................................................          8,769              22,073
                                                                             -----------         -----------
Total current assets ....................................................        162,279             232,095
Restricted cash and marketable investment securities ....................          2,245                   -
Property and equipment, net .............................................        505,347             535,329
Advances to affiliates, net .............................................        191,823             129,781
Other noncurrent assets .................................................        100,891              92,352
                                                                             -----------         -----------
     Total assets .......................................................    $   962,585         $   989,557
                                                                             -----------         -----------
                                                                             -----------         -----------

LIABILITIES AND  STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable ...............................................    $    68,491         $    90,917
   Deferred revenue .....................................................        122,215             113,048
   Accrued expenses .....................................................         72,369             119,176
   Current portion of long-term debt ....................................         14,924              15,686
                                                                             -----------         -----------
Total current liabilities ...............................................        277,999             338,827

Long-term obligations, net of current portion:
   1994 Notes ...........................................................        499,863             552,776
   1996 Notes ...........................................................        438,512             481,966
   Mortgages and other notes payable, net of current portion ............         40,495              29,292
   Long-term deferred satellite services revenue and other
    long-term liabilities ...............................................         19,500              27,954
                                                                             -----------         -----------
Total long-term obligations, net of current portion .....................        998,370           1,091,988
                                                                             -----------         -----------
     Total liabilities ..................................................      1,276,369           1,430,815

Commitments and Contingencies (Note 5)

Stockholder's Equity (Deficit):
   Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding .............................................             --                  --
   Additional paid-in capital ...........................................        108,838             108,838
   Accumulated deficit ..................................................       (422,622)           (550,096)
                                                                             -----------         -----------
Total stockholder's equity (deficit) ....................................       (313,784)           (441,258)
                                                                             -----------         -----------
     Total liabilities and stockholder's equity (deficit) ...............    $   962,585         $   989,557
                                                                             -----------         -----------
                                                                             -----------         -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------     -------------------------------
                                                          1997                 1998            1997                1998
                                                      ------------         -----------     -----------         -----------
REVENUE:
   DISH Network:
     Subscription television services ............      $  82,078          $ 179,472       $ 192,986         $ 459,540
     Other .......................................         12,969              1,674          32,942            11,096
                                                        ---------          ---------       ---------         ---------
   Total DISH Network ............................         95,047            181,146         225,928           470,636
   DTH equipment sales and integration services ..         21,975             43,921          37,410           190,787
   Satellite services ............................          3,669              5,436           7,879            15,805
   C-band and other ..............................          8,970              6,253          25,243            19,716
                                                        ---------          ---------       ---------         ---------
Total revenue ....................................        129,661            236,756         296,460           696,944

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .................         42,732             77,520          97,262           210,717
     Customer service center and other ...........         10,754             19,539          23,140            45,641
     Satellite and transmission ..................          3,442              6,655           9,676            17,367
                                                        ---------          ---------       ---------         ---------
   Total DISH Network operating expenses .........         56,928            103,714         130,078           273,725
   Cost of sales - DTH equipment and
     integration services.........................         11,690             30,050          25,998           131,050
   Cost of sales - C-band and other ..............          5,205              3,331          16,337            12,555
   Marketing:
     Subscriber promotion subsidies ..............         67,466             60,295          98,556           165,123
     Advertising and other .......................         16,786              8,107          24,096            25,694
                                                        ---------          ---------       ---------         ---------
   Total marketing expenses ......................         84,252             68,402         122,652           190,817
   General and administrative ....................         15,831             24,352          45,881            66,783
   Amortization of subscriber acquisition costs ..         34,035              1,964          95,325            18,819
   Depreciation and amortization .................         12,922             15,019          38,220            42,039
                                                        ---------          ---------       ---------         ---------
Total costs and expenses .........................        220,863            246,832         474,491           735,788
                                                        ---------          ---------       ---------         ---------

Operating loss ...................................        (91,202)           (10,076)       (178,031)          (38,844)

Other Income (Expense):
   Interest income ...............................            937                805           3,727             2,323
   Interest expense, net of amounts capitalized ..        (22,465)           (33,430)        (63,681)          (90,735)
   Other .........................................            (73)                96            (248)                2
                                                        ---------          ---------       ---------         ---------
Total other income (expense) .....................        (21,601)           (32,529)        (60,202)          (88,410)
                                                        ---------          ---------       ---------         ---------

Loss before income taxes .........................       (112,803)           (42,605)       (238,233)         (127,254)
Income tax benefit (provision), net ..............            (20)                63             (64)             (220)
                                                        ---------          ---------       ---------         ---------

Net loss .........................................      $(112,823)         $ (42,542)      $(238,297)        $(127,474)
                                                        ---------          ---------       ---------         ---------
                                                        ---------          ---------       ---------         ---------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                               1997               1998
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................     $(238,297)          $(127,474)
Adjustments to reconcile net loss to net cash flows from
 operating activities:
   Depreciation and amortization ......................................        38,220              42,039
   Amortization of subscriber acquisition costs .......................        95,325              18,819
   Amortization of debt discount and deferred financing costs .........        60,009              87,586
   Change in reserve for excess and obsolete inventory ................         2,230                 374
   Change in long-term deferred satellite services revenue and other
     long-term liabilities.............................................         9,284               8,454
   Other, net .........................................................          (365)                 --
   Changes in current assets and current liabilities ..................       (35,980)             43,542
                                                                            ---------           ---------
Net cash flows from operating activities ..............................       (69,574)             73,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .........................        (5,006)             (1,999)
Sales of marketable investment securities .............................        20,572                  --
Purchases of restricted marketable investment securities ..............        (1,495)                 --
Funds released from escrow and restricted cash and marketable
 investment securities ................................................        78,191               2,245

Purchases of property and equipment ...................................       (28,295)            (68,042)
Other .................................................................          (935)              1,400
                                                                            ---------           ---------
Net cash flows from investing activities ..............................        63,032             (66,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgage indebtedness and notes payable .................        (8,413)            (10,441)
                                                                            ---------           ---------
Net cash flows from financing activities ..............................        (8,413)            (10,441)
                                                                            ---------           ---------

Net decrease in cash and cash equivalents .............................       (14,955)             (3,497)
Cash and cash equivalents, beginning of period ........................        38,428              45,653
                                                                            ---------           ---------
Cash and cash equivalents, end of period ..............................     $  23,473           $  42,156
                                                                            ---------           ---------
                                                                            ---------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Capitalized interest, including amounts due from affiliates ........     $  25,264           $  10,879


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

         EchoStar Satellite Broadcasting Corporation and subsidiaries ("ESBC" or the "Company") is a wholly-owned subsidiary of EchoStar DBS Corporation ("DBS Corp"). DBS Corp is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar"). EchoStar is a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp, ESBC and all direct and indirect wholly-owned subsidiaries thereof. ESBC's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended September 30, 1998. Substantially all of EchoStar's operations are conducted by subsidiaries of ESBC. The operations of EchoStar include three interrelated business units:

         - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 1998, EchoStar had approximately 1.6 million DISH Network subscribers.

         - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - engaged in the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

         - SATELLITE SERVICES - engaged in the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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


                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                            ---------------------------       ---------------------------
                                               1997             1998             1997             1998
                                            ---------------------------       ---------------------------
                                                    (Unaudited)                       (Unaudited)
Net loss ...............................    $(112,823)       $ (42,542)       $(238,297)       $(127,474)
Change in unrealized gain (loss) on
   available-for-sale securities........           12               --               11               --
                                            ---------------------------       ---------------------------
Comprehensive loss .....................    $(112,811)       $ (42,542)       $(238,286)       $(127,474)
                                            ---------------------------       ---------------------------
                                            ---------------------------       ---------------------------


3.   INVENTORIES

         Inventories consist of the following (in thousands):


                                                          DECEMBER 31,    SEPTEMBER 30,
                                                              1997            1998
                                                         ------------------------------
                                                                          (Unaudited)
         EchoStar Receiver Systems ..................    $  7,649          $ 45,880
         DBS receiver components ....................      12,506            34,107
         Consigned DBS receiver components ..........       3,122             2,749
         Finished goods - analog DTH equipment ......       2,116             2,505
         Spare parts and other ......................       1,440               947
         Reserve for excess and obsolete inventory ..      (3,840)           (4,214)
                                                         ------------------------------
                                                         $ 22,993          $ 81,974
                                                         ------------------------------
                                                         ------------------------------


                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):


                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       1997           1998
                                                                  -----------------------------
                                                                                   (Unaudited)
           Accrued royalties and copyright ...................     $ 21,573         $ 42,310
           Accrued programming ...............................       20,018           30,965
           Accrued expenses ..................................       26,118           28,584
           Accrued marketing expenses ........................        4,660           17,317
                                                                  -----------------------------
                                                                   $ 72,369         $119,176
                                                                  -----------------------------
                                                                  -----------------------------


5.    COMMITMENTS AND CONTINGENCIES

THE NEWS CORPORATION LIMITED

         During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110 DEG. WL purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

         In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

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

WIC PREMIUM TELEVISION LTD.

         On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, U.S. Satellite Broadcasting Corporation ("USSB"), ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. ("Dish") and Echosphere Corporation ("Echosphere"). The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

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

         The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The U.S. District Court for the Southern District of Florida entered a nationwide injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The Court also purported to enjoin PrimeTime 24's "distributors" as well. The Plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" and has since threatened EchoStar with litigation.

         As a result of: (a) these rulings; (b) EchoStar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, EchoStar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. EchoStar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

         On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that EchoStar's method of providing distant network programming does not violate the SHVA and hence does not infringe the networks' copyrights.

         Certain national television broadcast networks (and their local affiliates) have threatened to file counter-claims or separate lawsuits against EchoStar for both the retransmission of local-into-local and distant-into-local signals. While to date EchoStar has not been served with a complaint, recent press reports indicate that a lawsuit may have been filed in Miami by the networks and their affiliates against EchoStar. In the event of a decision adverse to EchoStar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by

                   ECHOSTAR SATELLITE BROADCASTING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. Further restrictions on the sale of network channels imposed in the future could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

METEOROID EVENTS

         In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during these meteoroid events. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, EchoStar has not finally determined the impact, if any, these meteoroid events could have on EchoStar's DBS satellites.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME ("DTH") SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS; LOWER THAN EXPECTED DEMAND FOR ECHOSTAR'S DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; THE INABILITY OF THE COMPANY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A MERGER OF EXISTING DBS COMPETITORS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH THE COMPANY MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         REVENUE. Total revenue for the three months ended September 30, 1998 was $237 million, an increase of $107 million or 83%, compared to total revenue for the three months ended September 30, 1997 of $130 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from the Company's Technology business unit. The Company expects that its revenues will continue to increase as the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended September 30, 1998, the Company experienced a corresponding increase in trade accounts receivable at September 30, 1998.

         DISH Network subscription television services revenue totaled $179 million for the three months ended September 30, 1998, an increase of $97 million or 119%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the three months ended September 30, 1998 increased approximately 116%, as compared to the same period in 1997. Monthly revenue per subscriber approximated $40.00 during the three-months ended September 30, 1998 and $39.50 during the three months ended September 30, 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent the Company is successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         For the three months ended September 30, 1998, DTH equipment sales and integration services totaled $44 million, an increase of $22 million or 100%, compared to the three months ended September 30, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by the Company to international DTH service operators. The Company currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $35 million for the three months ended September 30, 1998, an increase of $18 million, as compared to $17 million for the three months ended September 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold. DBS accessory and other sales totaled $9 million during the three months ended September 30, 1998, a $4 million increase compared to the same period in 1997.

          Substantially all of the Company's Technology revenues have resulted from sales to two international DTH providers. As a result, the Company's Technology business currently is economically dependent on these two DTH providers. The Company's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for the Company's digital set-top boxes. Due to several factors, the Company expects that its DTH equipment and integration services revenue could decline during the fourth quarter of 1998 as compared to revenue reported during the third quarter of 1998, and may decline further during 1999 as compared to 1998. These factors include an expected decrease in demand resulting from the fulfillment of initial stock orders combined with a decrease in the sales price of digital set-top boxes due to increased competition from other providers of DTH equipment. During July 1998 Telefonica S.A. ("Telefonica"), one of the two DTH service providers described above, announced its intention to merge with Sogecable ("Canal Plus Satellite"), one of its primary competitors. While the Company has binding purchase orders from Telefonica for additional 1998 and 1999 deliveries of DTH equipment, the Company can not yet predict what impact, if any, consummation of this merger might have on its future sales to Telefonica. However in October 1998, Telefonica announced that the merger negotiations have been suspended at this time. While the Company continues to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such additional negotiations will be successful.

         Satellite services revenue totaled $5 million for the three months ended September 30, 1998, an increase of $1 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television ("BTV") customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

         DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $104 million for the three months ended September 30, 1998, an increase of $47 million or 82%, compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. For the three months ended September 30, 1998, DISH Network operating expenses represented 58% of subscription television services revenue compared to 69% of subscription television revenue during the corresponding period in 1997. While the Company expects DISH Network operating expenses as a percentage of subscription television services revenue to approximate the third quarter 1998 level in future periods, there can be no assurance that this expense to revenue ratio will not increase.

         Subscriber-related expenses totaled $78 million for the three months ended September 30, 1998, an increase of $35 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 43% of subscription television services revenues for the three months ended September 30, 1998 compared to 52% of subscription television services revenues for the three months ended September 30, 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers.

         Customer service center and other expenses principally consist of costs incurred in the operation of the Company's DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $20 million for the three months ended September 30, 1998, an increase of $9 million as compared to the three months ended September 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 11% and 13% of subscription television services revenue during the three months ended September 30, 1998 and 1997, respectively. While the Company expects customer service center and other expenses as a percentage of subscription television services revenue to remain near these levels in the future, there can be no assurance that this expense to revenue ratio will not increase.

         Satellite and transmission expenses include expenses associated with the operation of the Company's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and satellite in-orbit insurance. Satellite and transmission expenses increased $4 million during the three months ended

September 30, 1998, as compared to the same period during 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. The Company expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, the Company expects that such costs as a percentage of DISH Network revenue may decline.

         COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -DTH equipment and integration services totaled $30 million for the three months ended September 30, 1998, an increase of $18 million, as compared to the three months ended September 30, 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators.

         MARKETING EXPENSES. Marketing expenses totaled $68 million for the three months ended September 30, 1998, a decrease of $16 million as compared to the same period in 1997. The decrease in marketing expenses was primarily attributable to a $9 million decrease in advertising and other expenses and a $7 million decrease in subscriber promotion subsidies. During the fourth quarter of 1998, the Company expects that its marketing expenses will increase materially compared to the third quarter of 1998 as a result of increases in advertising expenses and subscriber promotion subsidies attributable to the Company's new marketing promotion described below.

         For the three months ended September 30, 1998, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $64 million (approximately $240 per new subscriber activation). Comparatively, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $84 million (in excess of $300 per new subscriber activation) during the same period in 1997. The decrease in the Company's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. The Company expects that its subscriber acquisition costs, on a per new subscriber activation basis, will increase in the near-term as a result of increased competition for DBS subscribers.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $24 million for the three months ended September 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% for the three months ended September 30, 1998 compared to 12% for the corresponding period in 1997. While the Company expects that G&A expenses as a percentage of total revenue will continue to approximate this level in the future, there can be no assurance that this expense to revenue ratio will not increase.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended September 30, 1998 improved to $7 million compared to negative EBITDA of $44 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology (i.e., DTH equipment sales and integration services) and DISH Network revenues. Due to expected increases in new subscriber activations, increased marketing activity (including subscriber promotion subsidies and advertising) and a decrease in Technology revenue (as previously described), the Company expects to report negative EBITDA during the fourth quarter of 1998.

         During the fourth quarter of 1998, the Company introduced a new marketing promotion (the "DISH Network One-Rate Plan"). Under the DISH Network One-Rate Plan, consumers are eligible to receive a $249 rebate on the purchase of certain EchoStar Receiver Systems. The rebate is contingent upon the subscriber's one-year commitment to subscribe to the America's Top 100 CD programming package and two premium channel packages, committing the subscriber to a monthly programming payment of at least $48.98. The consumer must pay the entire sales price of the system at the time of purchase, but is not required to prepay for the programming. After receiving the subscriber's first full programming payment (equal to $97.96 for two months of programming), the Company issues a $249 rebate to the subscriber. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least December 1998.

         The Company's subscriber acquisition costs, both in aggregate and on a per subscriber basis, will increase in direct relation to the participation rate in the DISH Network One-Rate Plan. While the Company presently expects less than one-third of its fourth quarter subscriber activations to result from the DISH Network One-Rate Plan, the actual consumer participation level could be significantly higher. To the extent that actual consumer participation levels exceed present expectations and subscriber acquisition costs materially increase, the Company's EBITDA results will be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 1998 (including amortization of subscriber acquisition costs of $2 million) aggregated $17 million, a decrease of $30 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $32 million), partially offset by an increase in depreciation related to depreciable assets placed in service during 1998. Since October 1997, net subscriber acquisition costs have been expensed as incurred and no additional subscriber acquisition costs have been deferred.

         OTHER INCOME AND EXPENSE. Other expense, net totaled $33 million for the three months ended September 30, 1998, an increase of $11 million as compared to the same period in 1997. The increase in other expense resulted primarily from increases in interest expense associated with increased accreted balances on the Company's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and the Company's 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") combined with a decrease in capitalized interest.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         REVENUE. Total revenue for the nine months ended September 30, 1998 was $697 million, an increase of $401 million compared to total revenue for the nine months ended September 30, 1997 of $296 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from the Company's Technology business unit.

         DISH Network subscription television services revenue totaled $460 million for the nine months ended September 30, 1998, an increase of $267 million or 138%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the nine months ended September 30, 1998 increased approximately 137% as compared to the same period in 1997.

         For the nine months ended September 30, 1998, DTH equipment sales and integration services totaled $191 million, an increase of $154 million compared to the nine months ended September 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

         Satellite services revenue totaled $16 million for the nine months ended September 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

         DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $274 million for the nine months ended September 30, 1998, an increase of $144 million or 110%, compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 60% and 67% of subscription television services revenue during the nine months ended September 30, 1998 and 1997, respectively.

         Subscriber-related expenses totaled $211 million for the nine months ended September 30, 1998, an increase of $114 million compared to the same period in 1997. Subscriber-related expenses totaled 46% of subscription television services revenues for the nine months ended September 30, 1998 compared to 50% during the nine months ended September 30, 1997.

         Customer service center and other expenses totaled $46 million for the nine months ended September 30, 1998, an increase of $23 million as compared to the nine months ended September 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 10% of subscription television services revenue during the nine months ended September 30, 1998 compared to 12% of subscription television services revenue during the same period of the prior year.

         Satellite and transmission expenses increased $7 million during the nine months ended September 30, 1998, as compared to the same period during 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites.

         COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -DTH equipment and integration services totaled $131 million for the nine months ended September 30, 1998, an increase of $105 million, as compared to the nine months ended September 30, 1997. This increase is consistent with the increase in DTH equipment revenue.

         MARKETING EXPENSES. Marketing expenses totaled $191 million for the nine months ended September 30, 1998, an increase of $68 million or 56%, compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. The Company recognizes subscriber promotion subsidies as incurred. These expenses totaled $165 million for the nine months ended September 30, 1998, an increase of $66 million over the same period in 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the nine-month period ended September 30, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). Advertising and other expenses totaled $26 million for the nine months ended September 30, 1998, an increase of $2 million over the same period in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $67 million for the nine months ended September 30, 1998, an increase of $21 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% for the nine months ended September 30, 1998 compared to 15% for the corresponding period in 1997.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA for the nine months ended September 30, 1998 improved to $22 million compared to negative EBITDA of $44 million during the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology and DISH Network revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine months ended September 30, 1998 (including amortization of subscriber acquisition costs of $19 million) aggregated $61 million, a $73 million decrease compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $76 million), partially offset by an increase in depreciation related to depreciable assets placed in service during 1998.

         OTHER INCOME AND EXPENSE. Other expense, net totaled $88 million for the nine months ended September 30, 1998, an increase of $28 million as compared to the same period in 1997. The increase in other expense resulted primarily from increases in interest expense associated with increased accreted balances on the 1994 Notes and the 1996 Notes.

IMPACT OF YEAR 2000 ISSUE

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its computer systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the century date approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause computer systems to process critical financial and operational information incorrectly.

         The Company is currently engaged in the remediation and testing of its critical computer systems to ensure Year 2000 compliance thereof. In connection with this effort, the Company has segregated its computer systems and corresponding Year 2000 compliance risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems. With respect to the Company's internal financial and administrative systems, the Company has substantially completed the identification, modification (as necessary) and testing of all such systems. While there can be no assurance, the Company currently believes that its internal financial and administrative systems are Year 2000 compliant. The Company currently is completing a similar effort with respect to its service-delivery systems and although there can be no assurance, the Company expects all such systems to be fully Year 2000 compliant by the end of 1998. The Company also is currently assessing its vulnerability to unexpected business interruptions due to the failure of external third-parties to remediate their Year 2000 compliance issues. In connection with this assessment, the Company is in the process of communicating with all of its significant third-party business partners, suppliers and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         While there can be no assurance, the Company believes its costs to successfully mitigate the Year 2000 Issue will not be material to its operations. If the Company's Plan is not successful or is not completed in a timely manner, the Year 2000 Issue could significantly disrupt the Company's ability to transact business with its customers and suppliers, and could have a material impact on its operations. There can be no assurance that the systems of other companies with which the Company's systems interact also will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's business or its operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

         During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110 DEG. West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

         In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

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

WIC PREMIUM TELEVISION LTD.

         On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, U.S. Satellite Broadcasting Corporation ("USSB"), ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. ("Dish") and Echosphere Corporation ("Echosphere"). The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

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

         The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The U.S. District Court for the Southern District of Florida entered a nationwide injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The Court also purported to enjoin PrimeTime 24's "distributors" as well. The Plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" and has since threatened EchoStar with litigation.

         As a result of: (a) these rulings; (b) EchoStar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, EchoStar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. EchoStar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

         On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that EchoStar's method of providing distant network programming does not violate the SHVA and hence does not infringe the networks' copyrights.

         Certain national television broadcast networks (and their local affiliates) have threatened to file counter-claims or separate lawsuits against EchoStar for both the retransmission of local-into-local and distant-into-local signals. While to date EchoStar has not been served with a complaint, recent press reports indicate that a lawsuit may have been filed in Miami by the networks and their affiliates against EchoStar. In the event of a decision adverse to EchoStar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. Further restrictions on the sale of network channels imposed in the future could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

        27+     Financial Data Schedule.

        99.1*   Condensed Consolidated Financial Statements of EchoStar
                Communications Corporation for the quarterly period ended
                September 30, 1998 (incorporated by reference to EchoStar's
                Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1998).

        99.2* Condensed Consolidated Financial Statements of Dish, Ltd. for the quarterly period ended September 30, 1998 (incorporated by reference to Dish, Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

        99.3+ Condensed Financial Statements of DBSC for the quarterly period ended September 30, 1998.

        99.4+   Condensed Combined and Consolidated Financial Statements of Echo
                Satellite for the quarterly period ended September 30, 1998.


--------------------------------
        +       Filed herewith.

        *       Incorporated by reference.

(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR SATELLITE BROADCASTING CORPORATION


                              By: /s/ DAVID K. MOSKOWITZ
                                  --------------------------
                                  David K. Moskowitz
                                  Senior Vice President, General Counsel,
                                  Secretary and Director
                                  (DULY AUTHORIZED OFFICER)


                              By: /s/ STEVEN B. SCHAVER
                                  --------------------------
                                  Steven B. Schaver
                                  Chief Financial Officer
                                  (PRINCIPAL FINANCIAL OFFICER)

Date:  November 12, 1998